Form 10-Q
period 1996-06-30
SPECTRUM HOLOBYTE INC
filed 1996-08-14
CIK 878197

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR QUARTER ENDED: JUNE 30, 1996                COMMISSION FILE NUMBER: 0-19463

                            SPECTRUM HOLOBYTE, INC.
              Exact Name of registrant as specified in its charter

                  DELAWARE                                      52-1728656
       (State or other jurisdiction of                 (IRS Employer Identification
       Incorporation or organization)                             Number)

2490 MARINER SQUARE LOOP, SUITE 100, ALAMEDA,
                     CA                                            94501
  (Address of Principal Executive Offices)                      (Zip Code)

                                 (510) 522-3584
               Registrant's telephone number, including area code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No __

    26,138,466 shares of Common Stock were outstanding as of June 30, 1996.

                            SPECTRUM HOLOBYTE, INC.
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----

PART I -- FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
           Consolidated Balance Sheets at June 30, 1996 and March 31, 1996.................................           3
           Consolidated Statements of Operations for the three months ended June 30, 1996 and 1995.........           4
           Consolidated Statements of Cash Flows for the three months ended June 30, 1996 and 1995.........           5
           Notes to Consolidated Financial Statements......................................................           6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........           9

PART II -- OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS...............................................................................          21
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K................................................................          21
SIGNATURES.................................................................................................          23
EXHIBITS...................................................................................................          24

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            SPECTRUM HOLOBYTE, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     ASSETS

                                                                                          JUNE 30,     MARCH 31,
                                                                                            1996          1996
                                                                                        ------------  ------------
                                                                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents...........................................................  $     39,549  $     35,369
  Accounts receivable, less allowances of $9,656 and $9,179...........................         6,362         9,718
  Inventories.........................................................................         3,423         3,673
  Prepaid royalties...................................................................         2,810         2,126
  Other current assets................................................................         1,983         2,133
                                                                                        ------------  ------------
    Total current assets..............................................................        54,127        53,019
  Property and equipment, net.........................................................         5,625         5,670
  Goodwill, net.......................................................................           743           818
  Investments.........................................................................         6,742         4,300
  Other assets........................................................................         1,516         2,115
                                                                                        ------------  ------------
                                                                                        $     68,753  $     65,922
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes and borrowings under lines of credit..........................................  $    --       $        504
  Accounts payable....................................................................         4,662         5,694
  Salaries, wages and related accruals................................................         3,560         3,909
  Royalties payable...................................................................         1,575         1,703
  Current portion of capital lease obligations........................................           300           431
  Other current liabilities...........................................................         4,994         5,093
                                                                                        ------------  ------------
    Total current liabilities.........................................................        15,091        17,334
  Capital lease obligations...........................................................           347           384
  Other liabilities...................................................................         1,212         1,238
  Long-term debt......................................................................        35,145        50,000
                                                                                        ------------  ------------
    Total liabilities.................................................................        51,795        68,956
  Redeemable preferred stock, $0.001 par value, 4,000,000 Series A shares issued and
   outstanding, redemption and liquidation amount of $5,050 and $4,980................         5,881         5,881
  Stockholders' equity (deficit):
    Preferred stock, $0.001 par value, 9,000,000 shares authorized (of which 4,000,000 shares have been designated Series A):
     750,000 Series B convertible shares issued and outstanding at June 30, 1996......             1       --
    1,168,860 Series B-1 convertible shares issued and outstanding at June 30, 1996...             1       --
  Common stock, $0.001 par value, 40,000,000 shares authorized, 26,138,466 and
   24,282,813 shares issued and outstanding...........................................            26            24
  Additional paid-in-capital..........................................................       141,521       119,923
  Accumulated deficit.................................................................      (129,971)     (128,456)
  Foreign currency translation adjustment.............................................          (501)         (406)
                                                                                        ------------  ------------
    Total stockholders' equity (deficit)..............................................        11,077        (8,915)
                                                                                        ------------  ------------
                                                                                        $     68,753  $     65,922
                                                                                        ------------  ------------
                                                                                        ------------  ------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            SPECTRUM HOLOBYTE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                             --------------------
                                                                                               1996       1995
                                                                                             ---------  ---------
Net revenue................................................................................  $  13,072  $  16,929
Cost of revenue............................................................................      4,899      7,703
                                                                                             ---------  ---------
  Gross profit.............................................................................      8,173      9,226
Operating expenses:
  Sales and marketing......................................................................      4,582      6,043
  General and administrative...............................................................      3,672      3,944
  Research and development.................................................................      5,688      8,267
                                                                                             ---------  ---------
    Total operating expenses...............................................................     13,942     18,254
                                                                                             ---------  ---------
Operating loss.............................................................................     (5,769)    (9,028)
Interest expense, net......................................................................       (481)      (189)
Other income (expense), net................................................................      2,067       (181)
                                                                                             ---------  ---------
Loss before extraordinary item.............................................................     (4,183)    (9,398)
  Extraordinary item (note 4)..............................................................      2,668     --
                                                                                             ---------  ---------
Net loss...................................................................................  $  (1,515) $  (9,398)
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Per share computation:
  Loss before extraordinary item...........................................................  $   (0.18) $   (0.42)
  Extraordinary item.......................................................................       0.11     --
                                                                                             ---------  ---------
  Net loss.................................................................................  $   (0.07) $   (0.42)
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Weighted average number of shares used in the per share computation........................     24,384     22,659
                                                                                             ---------  ---------
                                                                                             ---------  ---------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            SPECTRUM HOLOBYTE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                             --------------------
                                                                                               1996       1995
                                                                                             ---------  ---------
Cash flows from operating activities:
  Net loss.................................................................................  $  (1,515) $  (9,398)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization..........................................................        906        811
    Equity interest in investment losses...................................................         23     --
    Gain on the sale of investment in FASA.................................................     (1,895)    --
    Extraordinary gain on the extinguishment of debt.......................................     (2,668)    --
    Changes in assets and liabilities:
      Accounts receivable..................................................................      3,356       (667)
      Inventories..........................................................................        250       (668)
      Prepaid royalties....................................................................       (684)       (56)
      Other current assets.................................................................        400      1,033
      Other assets.........................................................................          7       (713)
      Accounts payable.....................................................................       (840)    (1,406)
      Salaries, wages and related accruals.................................................       (349)     1,253
      Royalties payable....................................................................       (128)     1,104
      Other current liabilities............................................................        (99)       292
      Other liabilities....................................................................        (26)      (529)
                                                                                             ---------  ---------
        Net cash used in operating activities..............................................     (3,262)    (8,944)
Cash flows from investing activities:
  Acquisitions of property and equipment, net..............................................       (715)      (961)
  Acquisition of German distributor........................................................       (820)    --
  Investment in Virtual World Entertainment Group, Inc.....................................       (570)    --
  Proceeds from the sale of investment in FASA.............................................        570     --
                                                                                             ---------  ---------
    Net cash used in investing activities..................................................     (1,535)      (961)
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of issuance costs............................      9,744     12,564
  Borrowings under notes and lines of credit...............................................     --            751
  Repayments under notes and lines of credit...............................................       (504)    (2,877)
  Principal payments on capital lease obligations..........................................       (168)      (192)
                                                                                             ---------  ---------
    Net cash provided by financing activities..............................................      9,072     10,246
    Effect of exchange rate changes on cash................................................        (95)       (29)
                                                                                             ---------  ---------
      Increase in cash and cash equivalents................................................      4,180        312
Cash and cash equivalents at beginning of period...........................................     35,369      7,723
                                                                                             ---------  ---------
Cash and cash equivalents at end of period.................................................  $  39,549  $   8,035
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Supplemental disclosures of cash flow information:
  Cash paid for interest...................................................................  $      19  $     303
  Cash paid for taxes......................................................................          2     --
  Supplemental schedule of non-cash investing and financing activities:
    Capital lease obligations incurred.....................................................  $  --      $     305

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                            SPECTRUM HOLOBYTE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

    The consolidated financial statements are the unaudited historical financial statements of Spectrum HoloByte, Inc. and subsidiaries (the "Company") and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of interim period results.

    The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

    The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, as filed with the Securities and Exchange Commission on June 28, 1996. The March 31, 1996 consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

    Effective in fiscal 1997, the Company changed its fiscal quarter from the Sunday nearest to the last day of the quarter to the last day of the calendar quarter. The impact of this change on the results for the quarter ended June 30, 1996 was not material.

    Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation. These reclassifications had no effect on previously reported net losses or stockholders' equity (deficit).

NOTE 2. ACQUISITIONS AND INVESTMENTS

OT SPORTS

    The Company entered into a Limited Liability Company ("LLC") agreement with Capital Cities/ ABC, Inc. ("ABC") effective July 1, 1995. The LLC (subsequently named "OT Sports") was formed for the purpose of developing a sports-based line of products.

    In May 1996, the Company sold its interest in OT Sports to ABC. Under the terms of the agreement, the Company received a note for $250,000 which is due upon the first product shipment of OT Sports (but no later than December 31, 1996). The Company is not obligated to make future contributions to OT Sports.

FASA AND VIRTUAL WORLD

    In fiscal 1995 and 1996, the Company invested a total of $1.5 million in FASA Interactive Technologies, Inc. ("FASA"). This investment was accounted for by the Company under the cost method of accounting.

    In June 1996, the Company sold its investment in FASA to FASA for approximately $3.4 million. The Company received cash of $600,000 and a $2.8 million note bearing interest at a rate of 6% per annum and due June 2001. A gain of $1.9 million was recorded on the sale of this investment.

    Proceeds from the sale of this investment were reinvested in Virtual World Entertainment Group, Inc. ("VWEG"), a corporation formed for the purpose of acquiring Virtual World Entertainment, Inc., a developer and operator of location-based entertainment, and FASA, a developer of entertainment software for PC and next-generation console platforms. The investment in VWEG is being accounted for under the cost method of accounting.

                            SPECTRUM HOLOBYTE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 2. ACQUISITIONS AND INVESTMENTS (CONTINUED)
GERMAN DISTRIBUTOR

    In June 1996, the Company entered into an agreement to acquire certain net assets of a German distributor of computer software games for DM1.2 million (approximately $0.8 million). The transaction is being accounted for under the equity method of accounting. During the quarter ended June 30, 1996, the Company recognized equity losses related to this investment of approximately $23,000. These losses are included in "Other income (expense), net" in the accompanying consolidated statement of operations.

NOTE 3. INVENTORIES

    Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis, net of allowances for write-downs. Inventories at June 30, 1996 and March 31, 1996 consisted of (IN THOUSANDS):

                                                                          JUNE 30,    MARCH 31,
                                                                            1996        1996
                                                                          ---------  -----------

Raw materials and work in process.......................................  $   1,348   $     705
Finished goods..........................................................      2,075       2,968
                                                                          ---------  -----------
                                                                          $   3,423   $   3,673
                                                                          ---------  -----------
                                                                          ---------  -----------

NOTE 4. LONG-TERM DEBT

    In June 1996, the Company exchanged 1,918,860 shares of Series B and Series B-1 preferred stock (Note 5) for subordinated notes with a face value of approximately $14.9 million. An extraordinary gain of approximately $2.7 million was realized on the retirement of the long-term debt.

    In July 1996, the Company repurchased subordinated notes with a face value of $4.0 million for approximately $2.8 million. An extraordinary gain of approximately $1.0 million was realized on the retirement of the long-term debt.

NOTE 5. ISSUANCE OF CONVERTIBLE PREFERRED STOCK

    In June 1996, the Company issued 750,000 shares of Series B and 1,168,860 shares of Series B-1 convertible preferred stock in exchange for the retirement of subordinated notes with a face value of approximately $14.9 million. Both the Series B and Series B-1 preferred stock are convertible into an equivalent number of common shares. Dividends on the Series B and Series B-1 preferred shares are non-cumulative and non-accruing, and shall be paid only at such time and such rate as determined by the Board of Directors. As of June 30, 1996, no dividends had been declared. Subject to the liquidation preference of the Series A preferred shares, the Series B and Series B-1 convertible preferred stock have a liquidation preference of $8.00 per share and $7.57 per share, respectively, plus all declared but unpaid dividends.

NOTE 6. ISSUANCE OF COMMON STOCK

    In June 1996, the Company completed a private placement of 1,818,367 shares of common stock which generated approximately $9.7 million in proceeds, after discounts, commissions and other issuance costs.

                            SPECTRUM HOLOBYTE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 7. CANCELLATION AND RE-GRANT OF STOCK OPTIONS

    In June 1996, the Board of Directors of the Company approved the cancellation and re-grant of all outstanding stock options granted to current employees. The re-granted options have an exercise price of $5.375 per share. As of July 26, 1996 (the expiration date for the re-grant offer), 1,927,408 options were canceled and re-granted.

NOTE 8. LICENSE AGREEMENT WITH MITSUI & CO.

    In April 1996, the Company's wholly-owned Japanese subsidiary ("Spectrum Japan") granted an exclusive license to Mitsui & Co., Ltd. ("Mitsui") for the localization, manufacturing, marketing and distribution of certain Company titles in Japan. The Company received an up-front license fee of approximately $300,000, and will earn royalties based upon revenue generated by Mitsui during the three-year term of the agreement. In connection with the license agreement, Spectrum Japan subcontracted all of its employees to Mitsui and largely discontinued its operations. During the quarter ended June 30, 1996, the Company recognized net revenue of $406,000 related to the license agreement.

NOTE 9. NET LOSS PER SHARE

    Net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For the quarters ended June 30, 1996 and 1995, cumulative preferred dividends on Series A preferred stock of $70,000 have been added to the net loss in the computation of net loss per share. Common stock equivalents are excluded from the computations of net losses per share as their effect would be antidilutive.

                            SPECTRUM HOLOBYTE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the consolidated historical financial information and the notes thereto included in
Item 1 of this Quarterly Report and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, as filed with the Securities and Exchange Commission on June 28, 1996.

    This Form 10-Q contains forward looking statements which involve risks and uncertainties. The Company may, from time to time, make oral forward-looking statements. The factors discussed in "Risk Factors" below are important factors that could cause actual results to differ materially from those projected in any such forward-looking statements.

OVERVIEW

    Spectrum HoloByte, Inc. (the "Company") derives revenue primarily from publishing and distributing entertainment software. This software is generally published by the Company for the following platforms:

    - Personal computer platforms ("PC"), primarily on Compact-Disc Read-Only-Memory ("CD-ROM").

    -  Next-generation videogame consoles.

    In addition, the Company generates revenue from the licensing of its products to third-party publishers and the distribution of affiliated label products published by third parties. The Company has terminated its U.S. affiliated label agreements, other than with FASA, and is currently generating only limited affiliated label revenue in Europe.

    The Company operates in North America and Europe, and generates revenue in other territories based primarily upon the licensing of its products to third-party publishers. During the first quarter of fiscal 1997, the Company granted an exclusive license to Mitsui & Co. ("Mitsui") for the localization, manufacturing, marketing and distribution of certain Company titles in Japan and largely discontinued its internal Japanese operations.

    See additional discussion below in "Risk Factors".

OPERATING RESULTS

    Consolidated net revenue generated in North America and the rest of the world for the three-month periods ended June 30, 1996 and 1995 consisted of the following (DOLLARS IN THOUSANDS):

                                                       NET REVENUE                         % OF TOTAL
                                                   --------------------               --------------------
                                                     1996       1995      % CHANGE      1996       1995
                                                   ---------  ---------  -----------  ---------  ---------

North America....................................  $   7,245  $  11,131       -34.9%       55.4%      65.8%
International....................................      5,827      5,798         0.5%       44.6%      34.2%
                                                   ---------  ---------               ---------  ---------
      Consolidated...............................  $  13,072  $  16,929       -22.8%      100.0%     100.0%
                                                   ---------  ---------               ---------  ---------
                                                   ---------  ---------               ---------  ---------

    In the first quarter of fiscal 1997 the Company released two new PlayStation products, TOP GUN: FIRE AT WILL (which shipped only in the U.S.) and GUNSHIP 2000 (which shipped only in Europe). Back-catalog sales, driven in large part by sales of SID MEIER'S CIVILIZATION II, accounted for 68% of North American net revenue. The decline in North American net revenue as compared to the first quarter of fiscal 1996 is due primarily to a decrease in revenue generated from new titles introduced in North America during the quarter. The Company released five titles, including two affiliated label titles, in North America in the first quarter of fiscal 1996 (including STAR TREK: THE NEXT GENERATION "A FINAL

                            SPECTRUM HOLOBYTE, INC.
UNITY") which contributed $5.9 million in North American net revenue. In the first quarter of fiscal 1997, the Company's one North American release, TOP GUN:
FIRE AT WILL, contributed $2.3 million in net revenue.

    Net revenue in the first quarter of fiscal 1997 as compared with the same period in the prior year was also negatively affected by a percentage increase in the Company's reserves for returns and markdowns. Management believes these reserves are adequate based on historical experience and its current estimate of potential returns and allowances. Although the Company believes its reserves are adequate, and although the Company's agreements with certain customers place certain limits on product returns, the Company could be forced to accept substantial product returns to maintain its relationships with retailers and its access to distribution channels. In addition, although it is not the Company's policy, the Company may in certain circumstances be forced to grant markdown allowances to certain customers which could have a material adverse effect on the Company's revenue and gross profits.

    The following table sets forth the components of net revenue and gross profit in thousands of dollars and as a percentage of net revenue for the three-month periods ended June 30, 1996 and 1995 (DOLLARS IN THOUSANDS):

                                                       NET REVENUE                         % OF TOTAL
                                                   --------------------               --------------------
                                                     1996       1995      % CHANGE      1996       1995
                                                   ---------  ---------  -----------  ---------  ---------

PC-CD ROM........................................  $   8,939  $  14,053       -36.4%       68.3%      83.0%
PlayStation ("PSX")..............................      2,621     --          --            20.1%    --
Floppy disk/Cartridge............................     --          2,257      -100.0%     --           13.3%
Licensing/OEM....................................      1,512        619       144.0%       11.6%       3.7%
                                                   ---------  ---------               ---------  ---------
      Consolidated...............................  $  13,072  $  16,929       -22.8%      100.0%     100.0%
                                                   ---------  ---------               ---------  ---------
                                                   ---------  ---------               ---------  ---------
Gross profit.....................................  $   8,173  $   9,226        11.4%       62.5%      54.5%
                                                   ---------  ---------               ---------  ---------
                                                   ---------  ---------               ---------  ---------

    The Company has released three PlayStation products to-date, including two in the June 1996 quarter (TOP GUN: FIRE AT WILL in the U.S. and GUNSHIP 2000 in Europe). The decrease in the amount and percentage of revenue generated from PC-CD ROM products is a result of no new PC-CD ROM product releases in the June 1996 quarter as compared to five PC-CD ROM product releases in the same quarter of the prior year. In addition, PC-CD ROM affiliated label products distributed by the Company generated less than 1% of net revenue in the first quarter of fiscal 1997 as compared to approximately 10% of net revenue in the first quarter of fiscal 1996. Due to a shift in the entertainment software market towards multimedia CD and next-generation products, the Company is no longer developing or selling floppy disk/cartridge products. The increase in licensing/OEM net revenue is due principally to a more focused effort to license the Company's back-catalog titles and due to approximately $406,000 in license fees received from Mitsui during the June 1996 quarter.

    The increase in gross profit as a percent of net revenue in the first quarter of fiscal 1997 as compared to the same period in fiscal 1996 was due principally to the strong sales of SID MEIER'S CIVILIZATION II. Also contributing to the increase were a shift away from lower-margin, affiliated label products and an increased emphasis on licensing programs. Partially offsetting the increase in gross profit was the shipment of the lower-margin PlayStation titles in the first quarter of fiscal 1997. The Company believes that gross profit in future periods will continue to be impacted by high royalty rates, cost of goods associated with next-generation products and competitive pricing pressures.

    In order to sustain revenue in future periods, it will be important that the Company release new, full multimedia titles in accordance with its development schedule, that those new titles achieve

                            SPECTRUM HOLOBYTE, INC.
market acceptance and that the Company generate substantial revenue from sales of back-catalog products. The Company has not been able to consistently accomplish this in the past, and there can be no assurance that the Company will be successful in achieving this objective in the future.

    The following table sets forth operating expenses and interest and other income (expense) for the three-month periods ended June 30, 1996 and 1995 (DOLLARS IN THOUSANDS):

                                                                                        % OF NET REVENUE
                                                  COSTS AND EXPENSES
                                                 --------------------                 --------------------
                                                   1996       1995       % CHANGE       1996       1995
                                                 ---------  ---------  -------------  ---------  ---------

Sales and marketing............................  $   4,582  $   6,043        -24.2%        35.1%      35.7%
General and administrative.....................      3,672      3,944         -6.9%        28.1%      23.3%
Research and development.......................      5,688      8,267        -31.2%        43.5%      48.8%
                                                 ---------  ---------                 ---------  ---------
  Total operating expenses.....................  $  13,942  $  18,254        -23.6%       106.7%     107.8%
                                                 ---------  ---------                 ---------  ---------
                                                 ---------  ---------                 ---------  ---------
Interest and other income (expense)............  $   1,586  $    (370)      --             12.1%      -2.2%
                                                 ---------  ---------                 ---------  ---------
                                                 ---------  ---------                 ---------  ---------

    The decrease in sales and marketing expense in the first quarter of fiscal 1997 as compared to the same period in the prior year is a result of the reorganization of the Company's domestic marketing and sales functions, a reduction in distributor and retailer cooperative marketing costs, and lower variable marketing spending. The decrease in variable marketing expense is primarily due to the introduction of fewer new titles and that prior year's spending include the release of STAR TREK: THE NEXT GENERATION "A FINAL UNITY."

    General and administrative expenses decreased in the first quarter of fiscal 1997 as compared to the same period in fiscal 1996 primarily due to reductions in finance and administration personnel at the Company's Hunt Valley facility, a decrease in legal and accounting fees and a reduction in recruiting costs. Partially offsetting this decrease was an increased bad debt provision of $750,000 due to concerns regarding the credit-worthiness of certain domestic distributors.

    The decrease in research and development expenses in the first quarter of fiscal 1997 as compared to the same period in the prior year was due to a $1.5 million charge in fiscal 1996 related to the write-off of development advances of discontinued products, and a $400,000 reduction in outside labor costs, which in the prior year mostly related to the development of STAR TREK: THE NEXT GENERATION "A FINAL UNITY."

    The increase in interest and other income (expense) in the first quarter of fiscal 1997 relates primarily to a $1.9 million gain from the sale of the Company's investment in FASA.

    LIQUIDITY AND CAPITAL RESOURCES

    On October 2, 1995, the Company completed a private offering of $50 million face value Convertible Subordinated Notes (the "Notes") pursuant to Rule 144A of the Securities Act of 1933. The Notes, which bear interest at the rate of 6 1/2 percent per annum, will mature on September 15, 2002, and are convertible into shares of the Company's common stock at any time after 60 days following the latest date of original issuance through maturity, unless previously redeemed or repurchased, at a conversion price of $15.84 per share (subject to adjustment for certain events). The Notes may be redeemed at the option of the Company subsequent to September 17, 1998, in whole or in part, at various declining redemption prices from 103.7% to 100% of the face value of the Notes, together with accrued interest thereon. The Notes may also be redeemed at the option of the holder at 100% of the face value of the Notes upon the occurrence of certain events. Net proceeds to the Company approximated $48.0 million, after discounts, commissions and other issuance costs. See "Risk Factors -- Significant Leverage."

                            SPECTRUM HOLOBYTE, INC.

    In June 1996, the Company exchanged 1,918,860 shares of Series B and Series B-1 convertible preferred stock for Notes with a face value of $14.9 million. In July 1996, the Company repurchased Notes with a face value of $4.0 million for cash of approximately $2.8 million.

    In the first and second quarters of fiscal 1996, the Company completed private equity placements of 1,497,414 shares of common stock which generated approximately $19.4 million in proceeds, after issuance costs. In June 1996, the Company completed a private placement of 1,818,367 shares of common stock which generated approximately $9.7 million in proceeds, after issuance costs.

    The Company has historically maintained revolving credit facilities in both the United States ("U.S. Facility") and the United Kingdom ("UK Facility"). During the third quarter of fiscal 1996, both of these facilities expired and all outstanding borrowings were repaid in full. In the fourth quarter of fiscal 1996, the Company renegotiated the UK Facility. This renegotiated UK Facility consists of an overdraft/line of credit facility based upon qualifying receivables and certain other bank requirements for amounts up to a maximum credit limit of approximately $2.7 million, and bears interest at the rate of 2.75% over the bank's base rate. This renegotiated UK Facility expires August 30, 1996. The Company is currently reevaluating its alternatives with respect to reestablishing the U.S. Facility and extending the term of the UK Facility. There can be no assurances, however, that the Company will be able to accomplish these objectives in the future, or that any additional available facilities will be on acceptable terms.

    Cash increased approximately $4.2 million during the three-month period ended June 30, 1996. The net loss generated during the quarter was funded primarily from the equity financing and a reduction in net receivables. A portion of the cash generated from these activities was used to repurchase subordinated notes, acquire certain net assets of the German distributor, and repay borrowings under lines of credit.

RISK FACTORS

    THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS PROSPECTS.

    CONTINUING LOSSES. The Company reported a net loss for the quarter ended June 30, 1996 of $1.5 million, or $.07 per share. The Company had net losses of approximately $39.8 million, $18.1 million and $58.5 million for fiscal 1996, 1995 and 1994, respectively. Since the Merger with MicroProse in December 1993, the Company has not been able to achieve profitability on an annual basis. There can be no assurance that any of the Company's business strategies and tactics will be successful or that the Company will be able to achieve or sustain profitability.

    SIGNIFICANT LEVERAGE. As of June 30, 1996, the Company had outstanding indebtedness for borrowed funds of approximately $35.1 million, cumulative manditorily redeemable preferred stock of $5.9 million, and certain additional indebtedness. This substantial leverage will have several important consequences for the Company's future operations, including the following: (i) a substantial portion of the Company's cash flows from operations will be dedicated to the payment of interest on, and principal of, its indebtedness; (ii) the Company's ability to obtain additional financing in the future for capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; and
(iii) the Company's ability to withstand competitive pressures, adverse economic conditions and adverse changes in governmental regulations and to make acquisitions or otherwise take advantage of significant business opportunities that may arise may be negatively impacted.

    The Company in the future may enter into lines of credit or other borrowing arrangements, any of which would add to the total outstanding indebtedness of the Company. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required to

                            SPECTRUM HOLOBYTE, INC.
convert or refinance all or a portion of such debt, including the Notes (see below), or to obtain additional financing. However, there can be no assurance that any refinancing would be possible or that any additional financing could be obtained. See "Risk Factors -- Nasdaq Listing".

    NASDAQ LISTING. The Company was notified by the Nasdaq Stock Market ("Nasdaq") that the Company was no longer in compliance with the net tangible assets requirement of the National Association of Securities Dealers' ByLaws for listing on the Nasdaq National Market. Nasdaq granted the Company a temporary exemption from the net tangible assets requirement. The exemption required that the Company achieve compliance with the listing on or before July 12, 1996.

    In the first quarter of fiscal 1997, management implemented tactics to achieve compliance with the net tangible assets listing requirement. The Company raised $9.7 million of additional equity, and exchanged approximately $14.9 million in principal amount of convertible bonds for Series B and Series B-1 convertible preferred stock. These actions, among others, enabled the Company to regain compliance with the Nasdaq National Market listing requirements as of the end of the fiscal quarter ended June 30, 1996. There can be no assurance that the Company will be able to maintain compliance with the listing requirements of the Nasdaq National Market in the future. If the Company is unable to maintain compliance, it may qualify for listing under the Nasdaq SmallCap Market. If for any reason the Company is unable to achieve and maintain compliance with the SmallCap listing requirements and is delisted from both the Nasdaq National Market and the Nasdaq SmallCap Market, the holders of the Company's 6 1/2% Convertible Subordinated Notes Due 2002 (the "Notes") would be entitled to require the Company to repurchase all or any portion of such holders' Notes for cash at a price equal to the principal amount plus accrued interest. In such event, the Company's business, results of operations and financial condition would be materially and adversely affected.

    FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY. The Company's operating results have varied significantly in the past, and are expected to vary significantly in the future. This variability is a result of factors such as: 1) the degree of market acceptance of the Company's products, 2) the introduction of products competitive with those of the Company, 3) the timing and market acceptance of new hardware and software product introductions, 4) the commencement of volume shipments of significant new products, 5) the size and rate of growth of the consumer software market, 6) development and promotional expenses relating to the introduction of new products or new versions of existing products, 7) product returns and markdowns, 8) changes in pricing policies by the Company and its competitors, 9) the accuracy of retailers' forecasts of consumer demand, 10) the timing of orders from major customers, 11) order cancellations, 12) delays of shipment, and 13) write-offs of advance royalty payments. Because a majority of the unit sales for a product typically occurs in the first 90 to 120 days following the introduction of the product, the Company's revenue may increase significantly in a period in which a major product introduction occurs and may decline in following periods or in periods in which there are no major product introductions. The Company's expenses are based, in part, on expected future revenue. Certain overhead and product development expenses are fixed and do not vary directly in relation to revenue. Consequently, if net revenue is below expectations, the Company's operating results are likely to be materially and adversely affected. In certain past periods the Company's revenue or operating results were below the expectations of, and certain new products were not introduced when anticipated by, public market analysts and investors. These circumstances could recur in future periods, and in such event, the prices of the Company's common stock and Notes would likely be materially and adversely affected.

    The entertainment software business is highly seasonal. Typically, net revenue is highest during the last calendar quarter (which includes the holiday buying season), declines in the first calendar quarter, is lowest in the second and increases in the third calendar quarter. This seasonal pattern is due primarily to the increased demand for entertainment software products during the year-end holiday buying season. The Company's net revenue, however, varies significantly and is largely

                            SPECTRUM HOLOBYTE, INC.
dependent on releases of major new products and, as such, may not necessarily reflect the seasonal patterns of the industry as a whole. The Company expects that its net revenue and operating results will continue to fluctuate significantly in the future.

    STRATEGIC RESTRUCTURING. In fiscal 1996 and early fiscal 1997, the Company undertook a strategic restructuring with the goals of better integrating the operations of Spectrum HoloByte and MicroProse, streamlining product development efforts and reducing operating costs. Certain domestic operations were streamlined and consolidated in California, including marketing, operations, customer support, finance and product planning. The Company largely discontinued its Japanese operations, and entered into an exclusive three-year distribution agreement in Japan which is expected to generate royalties in future periods. The Company's domestic affiliated label programs were largely terminated and the number of products being published and actively marketed was significantly reduced in order to focus the Company's sales and distribution efforts. As a result of these changes, the Company has improved operating efficiencies, reduced headcount and reduced operating costs. There can be no assurance, however, that the Company will be successful in meeting the objectives of this restructuring. Furthermore, as a result of reducing the number of the Company's products, there can be no assurance that the Company's expected revenue will be sufficient to generate operating profits.

    DEPENDENCE ON NEW PRODUCT INTRODUCTIONS; PRODUCT DELAYS. A significant portion of the Company's fiscal year revenue is generated by products introduced during that fiscal year. The Company depends on both the timely introduction of successful new products or sequels to existing products to replace declining revenue from older products and continued revenue from back-catalog products. If for any reason revenue from new products or other activities fails to replace declining revenue from existing products, or if revenue from back-catalog titles declines significantly, the Company's business, operating results and financial condition may be materially and adversely affected. In order to maintain or grow its current revenue levels, the Company believes it will be necessary to develop or obtain rights to new products that achieve market acceptance, are developed for the appropriate platforms, are introduced in a timely manner and are able to sustain market acceptance. The Company is continuing to devote considerable resources toward the development of new products and has secured rights to intellectual properties owned by third parties. As is typical in the industry, while the Company maintains internally developed release schedules, there can be no assurance that new products under development will be released on schedule or at all, or that any such products will generate significant revenue. Historically, the Company has frequently missed product release schedules. To the extent that major new products are not released on schedule, both net revenue and gross profit are likely to be adversely affected. In addition, as access to distribution channels and retail shelf space becomes increasingly competitive, the Company's ability to produce and bring to market new and compelling products in a timely fashion plays an increasingly important role in the Company's ability to retain adequate access to these channels.

    The Company's current production schedules contemplate that the Company will commence shipments of a number of new products in fiscal 1997. As with any software product, however, until all aspects of the development and initial distribution of a game are completed, there can be no assurance of its release date. Release dates will vary depending on quality assurance testing and other development factors. If the Company were unable to commence volume shipments of a significant new product during the scheduled quarter, the Company's revenue and earnings would likely be materially and adversely affected in that quarter. In the past, the Company has experienced significant delays in the introduction of certain new products. It is likely in the future that certain new products will not be released in accordance with the Company's internal development schedule or the expectations of public market analysts and investors. A significant delay in the introduction of, or the presence of a defect in, one or more new products could have a material adverse effect on the ultimate success of such products and on the Company's business, operating results and financial condition, particularly in the quarter in which such products were scheduled to be introduced.

                            SPECTRUM HOLOBYTE, INC.

    The process of developing software products such as those offered by the Company is extremely complex and is expected to become more complex and expensive in the future as consumers demand products with more sophisticated and elaborate multimedia features and as new platforms and technologies are supported. At the same time, the introduction of new technologies and competitive products, the increase in competition for retail shelf space among software products and other factors may cause the effective lives of the Company's products to become shorter and the Company's ability to introduce new products on a timely basis to become increasingly important. As the Company intends to focus its resources on a smaller number of titles, its exposure to the risks of delays of any one title will increase.

    UNCERTAINTY OF MARKET ACCEPTANCE; UNPREDICTABLE PRODUCT LIFE
CYCLES. Consumer preferences for entertainment software products are continually and rapidly changing and are extremely difficult to predict. Few entertainment software products achieve sustained market acceptance, for example, beyond one holiday buying season. There can be no assurance that new products introduced by the Company will achieve any significant degree of market acceptance, or that acceptance, if achieved, will be sustained for any significant period. Further, there can be no assurance that such products will not be subject to changes in consumer preferences or that product life cycles will be sufficient to permit the Company to recover development and other associated costs. In addition, sales of any single title of the Company's entertainment software products will decline over time. A majority of the unit sales for a product typically occurs in the first 90 to 120 days after the product is introduced. Therefore, the Company cannot rely on the sales of current products to sustain its business in the future. Failure of new products or platforms to achieve or sustain market acceptance would have a material and adverse effect on the Company's business, operating results and financial condition. In addition, the Company does not carry significant inventory of its new products. As a result, significant production delays would have a material and adverse effect on the Company's business and operating results. Further, if demand for a particular product is greater than anticipated, the Company may not have sufficient inventory to meet customer demands.

    LITIGATION.  On July 9, 1996, a lawsuit entitled Acclaim Entertainment, Inc.
v. Spectrum HoloByte California, Inc., No. 96-2462 WHO, was filed in the United Stated District Court for the Northern District of California, but not served upon the Company or its subsidiary, Microprose Software, which is also named as a defendant. The Complaint alleges various causes of action related to an exclusive license Acclaim Entertainment, Inc. ("Acclaim") allegedly holds from Wizards of the Coast, Inc. ("WOTC"), to develop certain computer game products. Acclaim alleges that its license is being infringed by a computer game being developed by the Company. The Company also holds an exclusive license from WOTC, and believes that all of its computer game development, which has been disclosed to the licensor, has been within the scope of its license. The Company is hopeful that this matter will be resolved without the serving of the Complaint; however, should the Complaint be served, the Company intends to deny all liability, and to vigorously defend against the lawsuit. However, in the event the Company should not prevail in the lawsuit filed by Acclaim, the Company may not be able to ship or sell certain of its products and may be required to pay damages to Acclaim, both of which would have a material adverse effect on the business, operating results and financial condition of the Company.

    COMPETITION. The entertainment software industry is intensely competitive and in the process of consolidation. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than those of the Company. The Company competes primarily with other developers of PC entertainment and video game entertainment software. Significant competitors of the Company in the entertainment software industry include Electronic Arts, Sierra On-Line, Lucas Arts, Interplay, GT Interactive, Maxis, Acclaim Entertainment, and Broderbund Software, along with Virgin Interactive in Europe. Additionally, the entry and participation of new industries and companies, including diversified entertainment companies, in markets in which the Company competes may adversely

                            SPECTRUM HOLOBYTE, INC.
affect the Company's performance in such markets. The availability of significant financial resources has become a major competitive factor in the entertainment software industry, principally as a result of the technical sophistication of advanced multimedia computer game products requiring substantial investments in research and development and the increasing need to license products and rights to use other intellectual properties from third parties. Also, competitors with large product lines and popular titles typically have greater leverage with retailers and distributors and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitors' most popular titles.

    The Company believes that large diversified entertainment, cable and telecommunications companies, in addition to large software companies such as Microsoft, are increasing their focus on the interactive entertainment market, which will result in greater competition for the Company. In particular, many of the Company's competitors are developing on-line interactive computer games and interactive networks that will be competitive with the Company's products. As competition increases, significant price competition and reduced profit margins may result. In addition, competition from new technologies may reduce demand in markets in which the Company has traditionally competed. Prolonged price competition or reduced demand as a result of competing technologies would have a material and adverse effect on the Company's business, financial condition and operating results. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

    Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer software producers for adequate levels of shelf space and promotional support from retailers. To the extent that the number of consumer software products and computer platforms increases, this competition for shelf space may intensify. Due to increased competition for limited shelf space, retailers and distributors are increasingly in a better position to negotiate favorable terms of sale, including price discounts and product return policies. Retailers often require software publishers to pay fees in exchange for preferred shelf space. The Company's products constitute a relatively small percentage of a retailer's sales volume, and there can be no assurance that retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support.

    As more consumers own multimedia PCs, the distribution channels for entertainment software have changed, and are expected to continue to change, to increasingly depend on mass merchandisers to reach the broader market. There can be no assurance that the Company will make this transition successfully. In addition, while this trend has increased the number of distribution channels, it has intensified competition for shelf space because these new channels generally carry only top-selling titles. In addition, other types of retail outlets and methods of product distribution, such as online services and the Internet, may become important in the future, and it will be important for the Company to gain access to these channels of distribution. There can be no assurance that the Company will gain such access or that the Company's access will allow the Company to maintain its historical levels of sales volume.

    CONCENTRATION OF CUSTOMER BASE; RISK OF CUSTOMER BUSINESS FAILURE; PRODUCT RETURNS. The Company principally sells its products to retailers and distributors, who in turn resell the products to consumers. During the quarter ended June 30, 1996, sales to the top ten such customers represented approximately 52% of the Company's net revenue. Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not hold collateral to secure payment. Retailers and distributors compete in a volatile industry and are subject to the risk of business failure. Certain of the Company's distributors have recently experienced financial difficulties and the Company has increased its reserves accordingly. However, the business failure of a significant distributor or customer could have a material and adverse effect on the Company's business, operating results and financial condition.

                            SPECTRUM HOLOBYTE, INC.

    The Company is exposed to the risk of product returns from distributors and retailers. The Company currently maintains a stock balancing policy that allows distributors and retailers to return products subject to certain conditions. The Company provides reserves for returns that it believes are adequate, and the Company's agreements with various customers place certain limits on product returns. However, new product introductions by the Company or its competitors, or changes in consumer demand from that anticipated, could cause customers to seek to return inventory to the Company. Due to the unpredictability of consumer demand and the uncertainties associated with a rapidly changing market, there can be no assurance that the Company or its customers will be able to forecast demand accurately. Consistent with industry trends, the Company has accepted substantial increased product returns and markdowns on products in the last fiscal year and the Company could continue to be forced to accept such returns and markdowns in the distribution channel to maintain its relationships with retailers and its access to distribution channels. These returns and markdowns are likely to increase in periods in which the Company does not have a significant number of new product introductions. Any significant amount of product returns or markdowns could have a material and adverse effect on the Company's business, operating results and financial condition.

    DEPENDENCE UPON STRATEGIC RELATIONSHIPS. The Company's business strategy relies to a significant extent on its strategic relationships with other companies and on its alliances with key developers. There can be no assurance that these relationships will be successful or that the Company will continue to maintain and develop strategic relationships, or that licenses between the Company and any third party will be renewed or extended at their expiration dates. For example, the Company's licenses from Paramount Pictures Corporation for the STAR TREK: THE NEXT GENERATION property expire on December 31, 1998, and for the TOP GUN property on April 30, 1998. In addition, these agreements may be terminated at Paramount's option in the event that the Company fails to meet certain specified milestone dates. The Company's failure to renew or extend a key license or maintain its strategic relationships could materially and adversely affect the Company's business, operating results and financial condition. In addition, under certain key license agreements, the Company must obtain approval on a timely basis from the licensor in order to market products it develops under the license. There can be no assurance that the Company will obtain such approval, and failure to do so could have a material and adverse effect on the Company's operating results, financial condition and business prospects.

    CHANGES IN TECHNOLOGY AND PRODUCT PLATFORMS. The market for entertainment software, including entertainment software platforms, is undergoing rapid technological change. As a result, the Company must continually anticipate and adapt its products to emerging platforms and evolving consumer preferences. The introduction of new platforms and technologies can render existing products obsolete and unmarketable. Development of entertainment software products for new hardware platforms requires substantial investments in research and development for technologies such as enhanced sound, digitized speech, music and video and requires the Company to anticipate and develop products for those platforms that will ultimately be successful. Such research and development efforts, which generally require 12 to 24 months, must occur well in advance of the release of new platforms in order to introduce products on a timely basis following the release of such platforms. In addition, the Company expects that the trend toward more complex multimedia products and increasing product development costs will continue for the foreseeable future.

    Although the Company intends to develop and market games for certain advanced and emerging platforms, these development and marketing efforts may require greater financial and technical resources than those currently possessed by the Company. In addition, there can be no assurance that the platforms for which the Company develops products will achieve market acceptance and, as a result, there can be no assurance that the Company's development efforts with respect to such new platforms will lead to marketable products or products that generate sufficient revenue to offset research and development costs incurred in connection with their development. There can be no

                            SPECTRUM HOLOBYTE, INC.
assurance that the Company will be successful in developing and marketing products for new platforms. Failure to develop products for new platforms that achieve significant market acceptance may have a material and adverse effect on the Company's business, operating results and financial condition. The Company is developing games that may be played interactively over on-line services and the Internet, but there can be no assurance that the market for networked videogame play will evolve or develop as anticipated. Consumer preferences change continually and are extremely difficult to predict. Even if a market for networked videogame play develops, no assurance can be given that the Company's products will meet the requirements of such market and achieve market acceptance.

    The Company is heavily dependent on the success of the entertainment softwares developed for use on the PC. However, there are multiple, competing and incompatible formats being introduced in this new market. PlayStation, Sega Saturn, 3DO Multiplayer and Nintendo's Ultra 64 are currently available. There can be no assurance that the Company's strategy of developing primarily for the PC or the other platforms the Company chooses to support ultimately will be successful. The development, marketing and distribution of products for game consoles the Company chooses to support will involve substantial investment and risks. The Company believes that the principal target audience for game consoles may be younger than the Company's traditional customers, and there can be no assurance that the Company's products will be successful with this different audience. In addition, the Company anticipates that products in the game console market will require substantially greater expenditures for marketing, advertising and inventory buildup, often before the market acceptance of a product is known. Inventory will be two or more times more expensive as a result of license fees that are required to be prepaid to the manufacturers of the hardware platforms. Further, game console products will be sold through channels that overlap with, but are somewhat different from, the retail channels currently utilized by the Company, and the Company will be competing in distribution against much larger organizations with greater financial resources. There can be no assurance that the Company will be successful in marketing and distributing software for game consoles.

    RISK OF SOFTWARE ERRORS OR FAILURES. Software products as complex as those offered by the Company may contain undetected errors when first introduced or when new versions are released. In the past, the Company has discovered software errors in certain of its product offerings after their introduction and has experienced delays or lost revenue during the period required to correct these errors. The Company's products must maintain compatibility with certain hardware, software and accessories. Any changes that result in incompatibility could result in significant product returns and customer service costs. In particular, the PC hardware environment is characterized by a wide variety of nonstandard peripherals (such as sound and graphics cards) and configurations that make prerelease testing for programming or compatibility errors very difficult and time consuming. There can be no assurance that, despite testing by the Company, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material and adverse effect on the Company's business, operating results and financial condition. The risk of undetected product errors can be expected to increase as products and their development processes become more complex and as growing competition leads to increased pressure to reduce time to market.

    DEPENDENCE ON KEY PERSONNEL; MANAGEMENT CHANGES. The Company's future success depends in large part on the continued service of its key product development, technical and management personnel and on its ability to continue to attract, motivate and retain highly qualified employees, including additional management personnel. The loss of certain key employees could have a material and adverse effect on the Company's business. In addition, the Company depends on teams of programmers, game designers and artists. Competition for these skilled employees is intense, and the loss of the services of key development personnel could have a material and adverse effect upon the Company's current business, new product development efforts and prospects. Sid Meier, the Company's former Executive Vice President of Product Development, resigned in May 1996. He will continue as a consultant until the completion of MAGIC: THE GATHERING. Since January 1, 1996, the

                            SPECTRUM HOLOBYTE, INC.
Company has hired a Senior Vice President of Sales, Senior Vice President of Operations, and Senior Vice President of Marketing, and intends to hire other senior management positions including a new Senior Vice President of Development Studios and a new Chief Financial Officer. The Company has also hired a financial consultant to advise the Chief Executive Officer on financial planning, controls and reporting structures. The Chief Executive Officer and other officers and senior managers of the Company can be expected to expend significant time and effort in the transition process as new officers assume their positions with the Company and become integrated into the Company, its operations and its culture. There can be no assurance that qualified personnel can be readily identified and hired wherever necessary, that any new personnel will be successfully integrated into the Company, its operations and culture, or that new personnel, if hired, will improve the Company's business, operations or operating results. The Company does not currently have key person life insurance on any employees.

    USE OF INDEPENDENT SOFTWARE DEVELOPERS. In addition to marketing internally developed software, the Company also markets entertainment software created by independent software developers. The cost to retain independent developers is increasing in the form of guaranteed advances and royalties. Additionally, the Company has less control over the scheduling and the quality of work of independent contractors than that of its own employees. Furthermore, the Company's agreements to publish and market certain independent software developers' titles will terminate after specified dates unless renewed. The Company's business and future operating results will depend in part on the Company's continued ability to attract and maintain relationships with skilled independent software developers, and to enter into and renew product development agreements with such developers. There can be no assurance that the Company will be able to maintain such relationships or enter into and renew such agreements.

    INTERNATIONAL REVENUE. International net revenue represented approximately 45%, 49%, and 29% of the Company's net revenue for the first quarter of fiscal 1997, and for fiscal years ended March 31, 1996 and 1995, respectively. The Company expects that international net revenue will continue to account for a significant portion of its net revenue in future periods. International revenue is subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other economic barriers, fluctuating exchange rates, difficulties in staffing and managing foreign operations and the possibility of difficulty in accounts receivable collection. Because the Company does not believe exposure to foreign currency losses is currently material, the Company currently has no formal financial instruments in place as a hedge against foreign currency risks. In some markets, localization of the Company's products is essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenue. These or other factors could have a material and adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition.

    RECOVERY OF PREPAID ROYALTIES AND GUARANTEES. The Company, from time to time, enters into agreements with licensors of intellectual property and developers of games that involve advance payments of royalties and guaranteed minimum royalty payments. If the sales volumes of products subject to such arrangements are not sufficient to recover such advances and guarantees, the Company will be required to write-off unrecovered portions of such payments. The Company has been required to write-off a material portion of these advances in past fiscal quarters and, if the Company must write-off additional portions of such advances or ultimately accrue for the guarantees, its results of operations may be materially and adversely affected.

    INTELLECTUAL PROPERTY. The Company regards the software that it owns or licenses as proprietary and relies primarily on a combination of copyrights, trade secret laws, patent and trademark laws, nondisclosure agreements and other copy protection methods to protect its product and proprietary rights. It is the Company's policy that all employees and third-party developers sign nondisclosure

                            SPECTRUM HOLOBYTE, INC.
agreements. There can be no assurance that these measures will be sufficient to protect the Company's intellectual property rights against infringement. The Company owns or licenses various trademarks and copyrights. However, the Company has no license agreements with the end users of its products and does not copy protect its software. Rather, the Company relies on the copyright laws to prevent unauthorized distribution of its software. Existing copyright laws afford only limited protection. It may be possible for unauthorized parties to copy the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and software piracy can be expected to be a persistent problem. Further, the laws of certain countries in which the Company's products are or may be distributed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

    The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of parties. As the number of entertainment software products in the industry increases, the Company believes that software increasingly will become the subject of claims that such software infringes upon the rights of others. From time to time, the Company has received communications from parties asserting that features or content of certain of its products may infringe upon intellectual property rights of such parties. The Company believes such claims have been without merit. To date, no such claims have had an adverse effect on the Company's ability to develop, market or sell its products. There can be no assurance that existing or future infringement claims against the Company will not result in costly litigation or require the Company to license the intellectual property rights of parties. There can be no assurance that such licenses will be available on reasonable terms or at all.

    VOLATILITY OF PRICE OF STOCK AND NOTES. There has been a history of significant volatility in the market prices of companies engaged in the entertainment software industry, including the Company. It is likely that the market price of the Company's common stock will continue to be highly volatile and the price of the Company's Notes will also be subject to such fluctuations. Factors such as the timing and market acceptance of new product introductions by the Company, the introduction of new products by the Company's competitors, loss of key personnel of the Company, variations in quarterly operating results or changes in market conditions in the entertainment software industry may have a significant impact on the market price of the Company's common stock and Notes. In the past, the Company has experienced fluctuations in its operating results, and it is likely that in some future quarter the Company's revenue or operating results will be below the expectations of, and certain new products will not be introduced when anticipated by, public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected. Volatility in the price of the Company's common stock, changes in prevailing interest rates and changes in perceptions of the Company's creditworthiness may in the future adversely affect the price of the Notes.

                            SPECTRUM HOLOBYTE, INC.

PART II -- OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

    On July 9, 1996, a lawsuit entitled Acclaim Entertainment, Inc. v. Spectrum HoloByte California, Inc., No. 96-2462 WHO, was filed in the United States District Court for the Northern District of California, but not served upon the Company or its subsidiary, Microprose Software, which is also named as a defendant. The Complaint alleges various causes of action related to an exclusive license Acclaim allegedly holds from WOTC, to develop certain computer game products. Acclaim alleges that its license is being infringed by a computer game being develped by the Company. The Company also holds an exclusive license from WOTC, and believes that all of its computer game development, which has been disclosed to the licensor, has been within the scope of its license. The Company is hopeful that this matter will be resolved without the serving of the Complaint; however, should the Complaint be served, the Company intends to deny all liability, and to vigorously defend against the lawsuit. However, in the event the Company should not prevail in the lawsuit filed by Acclaim, the Company may not be able to ship or sell certain of its products and may be required to pay damages to Acclaim, both of which would have a material adverse effect on the business, operating results, and financial condition of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) THE FOLLOWING EXHIBITS ARE FILED HEREWITH:

 EXHIBIT
 NUMBER                                              DESCRIPTION
- ---------  -----------------------------------------------------------------------------------------------

    3.1+   Certificate of Incorporation of the Registrant
    3.2+   Bylaws of Registrant
    4.1+   Specimen Common Stock Certificate of the Registrant
    4.2+   Warrants issuable to the Grotech Investors and Corporate Venture Partners, L.P., dated as of
            October 17, 1991
    4.3+   Form of Warrant issuable to Paragon Investors, dated July 1992
    4.4+   Form of Warrant, issued to Ince & Co. (incorporated by reference to Exhibit 2.3 of Spectrum
            HoloByte, Inc.'s Quarterly Report on Form 10-Q, File No. 0-19463, filed on December 31, 1994)
    4.5+   Registration Rights Agreement, dated June 12, 1995 by and among Spectrum HoloByte, Inc. and
            Stephen Barcia and Maria Barcia (incorporated by reference to Exhibit 2.3 of Spectrum
            HoloByte, Inc.'s Current Report on Form 8-K, File No. 0-19463, filed on June 27, 1995)
    4.6+   Registration Rights Agreement, dated as of May 16, 1995, by and among Spectrum HoloByte, Inc.
            and IPWEL LTD (incorporated by reference to Exhibit 4.7 of Spectrum HoloByte, Inc.'s
            Registration on Form S-3, File No. 33-94580, filed October 24, 1995)
    4.7+   Registration Rights Agreement, dated as of May 16, 1995, by and among Spectrum HoloByte, Inc.
            and GFL Advantage Fund Limited (incorporated by reference to Exhibit 4.8 of Spectrum HoloByte,
            Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24, 1995)
    4.8+   Registration Rights Agreement, dated as of August 28, 1995, by and among Spectrum HoloByte,
            Inc. and GFL Advantage Fund Limited (incorporated by reference to Exhibit 4.9 of Spectrum
            HoloByte, Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24, 1995)

                            SPECTRUM HOLOBYTE, INC.

 EXHIBIT
 NUMBER                                              DESCRIPTION
- ---------  -----------------------------------------------------------------------------------------------
    4.9+   Registration Rights Agreement, dated as of June 27, 1995, by and among Spectrum HoloByte, Inc.
            and Banque Scandinave en Suisse (incorporated by reference to Exhibit 4.10 of Spectrum
            HoloByte, Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24, 1995)
    4.10+  Registration Rights Agreement, dated as of August 25, 1995, by and among Spectrum HoloByte,
            Inc. and PJP International, Ltd. (incorporated by reference to Exhibit 4.11 of Spectrum
            HoloByte, Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24, 1995)
    4.11+  Registration Rights Agreement, dated as of May 16, 1995, by and among Spectrum HoloByte, Inc.
            and Tanner, Owen & Co. Incorporated (incorporated by reference to Exhibit 4.12 of Spectrum
            HoloByte, Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24, 1995)
    4.12+  Registration Rights Agreement, dated as of September 6, 1995, by and among Spectrum HoloByte,
            Inc. and Tanner, Owen & Co. Incorporated (incorporated by reference to Exhibit 4.13 of
            Spectrum HoloByte, Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24, 1995)
    4.13+  Indenture, dated as of September 15, 1995, between Spectrum HoloByte, Inc. and Chemical Trust
            Company of California (incorporated by reference to Exhibit 3 of Spectrum HoloByte, Inc.'s
            Current Report on Form 8-K, File No. 0-19463, filed October 17, 1995)
    4.14+  Registration Rights Agreement, dated as of September 26, 1995, by and among Spectrum HoloByte,
            Inc. and Robertson, Stephens & Company, L.P., Jeffries & Company, Inc. and Piper Jaffray Inc.
            (incorporated by reference to Exhibit 4 of Spectrum HoloByte, Inc.'s Current Report on Form
            8-K, File No. 0-19463, filed October 17, 1995)
    4.15   Certificate of Designation for Series B Convertible Preferred Stock
    4.16   Certificate of Designation for Series B-1 Convertible Preferred Stock
   10.1+   Form of Purchase Agreement, by and between Spectrum HoloByte, Inc. and certain investors, effective June 26, 1996 (incorporated by reference to Exhibit 4.3 of Spectrum HoloByte, Inc.'s
            Registration on Form S-3, File No. 333-08385, filed July 18, 1996)
   11.1    Statement Re: Computation of Loss Per Share
   27.1    Statement Re: Financial Data Schedule

- ------------------------
+  Previously filed.

    (B) REPORTS ON FORM 8-K:

    None.

                            SPECTRUM HOLOBYTE, INC.
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 1996.

                                          SPECTRUM HOLOBYTE, INC.

                                          BY:         /S/ STEPHEN M. RACE

                                             -----------------------------------
                                                       Stephen M. Race
                                               CHIEF EXECUTIVE OFFICER, ACTING
                                                            CHIEF
                                               FINANCIAL OFFICER AND DIRECTOR