Form 10-Q
period 1996-09-30
SPECTRUM HOLOBYTE INC
filed 1996-11-14
CIK 878197

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                             -----------------------


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  September 30, 1996          Commission File Number:  0-19463

                             SPECTRUM HOLOBYTE, INC.
                             -----------------------
              Exact Name of registrant as specified in its charter


Delaware                                                              52-1728656
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
Incorporation or organization)                                           Number)


2490 Mariner Square Loop, Suite 100, Alameda, CA                           94501
------------------------------------------------                           -----
(Address of Principal Executive Offices)                              (Zip Code)


                                 (510) 522-3584
               --------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----    -----


  26,995,716 shares of Common Stock were outstanding as of October 31, 1996.

                             SPECTRUM HOLOBYTE, INC.


                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
   PART I - FINANCIAL INFORMATION

   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated Balance Sheets at September 30 and
              March 31, 1996                                                 3

            Consolidated Statements of Operations for the three and
              six months ended September 30, 1996 and 1995                   4

            Consolidated Statements of Cash Flows for the six months
              ended September 30, 1996 and 1995                              5

            Notes to Consolidated Financial Statements                       6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    9


   PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS                                               21

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                21

   SIGNATURES                                                               23

   EXHIBITS                                                                 24

                             SPECTRUM HOLOBYTE, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                            September 30,   March 31,
                        ASSETS                                  1996           1996
                                                            -------------   ---------
                                                             (UNAUDITED)
Current assets:
   Cash and cash equivalents                                  $  39,925     $  35,369
   Accounts receivable, less allowances
     of $8,403 and $9,179                                         7,091         9,718
   Inventories                                                    3,796         3,673
   Prepaid royalties                                              3,082         2,126
   Other current assets                                           1,575         2,133
                                                              ---------     ---------
           Total current assets                                  55,469        53,019

Property and equipment, net                                       8,375         5,670
Goodwill, net                                                       799           818
Investments                                                       5,945         4,300
Other assets                                                      1,172         2,115
                                                              ---------     ---------
                                                              $  71,760     $  65,922
                                                              ---------     ---------
                                                              ---------     ---------

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes and borrowings under lines of credit                 $    -        $     504
   Accounts payable                                               3,627         5,694
   Salaries, wages and related accruals                           4,667          3,909
   Royalties payable                                              2,987          1,703
   Current portion of capital lease obligations                     296            431
   Other current liabilities                                      5,797          5,093
                                                              ---------     ---------
           Total current liabilities                             17,374         17,334

Capital lease obligations                                           247            384
Other liabilities                                                 1,202          1,238
Long-term debt                                                   32,969         50,000
                                                              ---------     ---------
           Total liabilities                                     51,792         68,956

Redeemable preferred stock, $0.001 par value, 4,000,000
   Series A shares issued and outstanding, redemption and
     liquidation amount of $5,120 and $4,980                      5,881          5,881

Stockholders' equity (deficit):
   Preferred stock, $0.001 par value, 9,000,000 shares
     authorized (of which 4,000,000 shares have been
     designated Series A):
       730,000 Series B convertible shares issued and
         outstanding at September 30, 1996                            1           -
       1,136,660 Series B-1 convertible shares issued and
         outstanding at September 30, 1996                            1           -
   Common stock, $0.001 par value, 40,000,000 shares
     authorized, 26,261,866 and 24,282,813 shares issued
     and outstanding                                                 26             24
   Additional paid-in capital                                   141,780        119,923
   Accumulated deficit                                         (127,261)      (128,456)
   Foreign currency translation adjustment                         (460)          (406)
                                                              ---------     ---------
           Total stockholders' equity (deficit)                  14,087         (8,915)
                                                              ---------     ---------
                                                              $  71,760      $  65,922
                                                              ---------     ---------
                                                              ---------     ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                             SPECTRUM HOLOBYTE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 Three Months Ended              Six Months Ended
                                                                    September 30,                 September 30,
                                                               ---------------------         ----------------------
                                                                 1996          1995            1996          1995
                                                               -------       --------        -------       --------
Net revenue                                                    $27,413       $ 13,845        $40,485       $ 30,774
Cost of revenue                                                 10,186          9,177         15,085         16,880
                                                               -------       --------        -------       --------
  Gross profit                                                  17,227          4,668         25,400         13,894

Operating expenses:
  Sales and marketing                                            5,011          5,187          9,593         11,230
  General and administrative                                     3,772          4,246          7,444          8,190
  Research and development                                       6,215          6,277         11,903         14,544
                                                               -------       --------        -------       --------
    Total operating expenses                                    14,998         15,710         28,940         33,964
                                                               -------       --------        -------       --------
Operating income (loss)                                          2,229        (11,042)        (3,540)       (20,070)

Interest expense, net                                             (154)          (296)          (635)          (485)
Other income (expense), net                                       (244)          (253)         1,823           (434)
                                                               -------       --------        -------       --------
Net income (loss) before extraordinary item                      1,831        (11,591)        (2,352)       (20,989)
  Extraordinary item (note 5)                                      879              -          3,547              -
                                                               -------       --------        -------       --------
Net income (loss)                                              $ 2,710       $(11,591)       $ 1,195       $(20,989)
                                                               -------       --------        -------       --------
                                                               -------       --------        -------       --------
Net income (loss) per share:
  Net income (loss) before extraordinary item                  $  0.06       $  (0.49)       $ (0.09)      $  (0.92)
  Extraordinary item, net of tax effect                           0.03              -           0.13              -
                                                               -------       --------        -------       --------
  Net income (loss)                                            $  0.09       $  (0.49)       $  0.04       $  (0.92)
                                                               -------       --------        -------       --------
                                                               -------       --------        -------       --------
Shares used in per share computations                           28,214         23,666         26,674         23,037
                                                               -------       --------        -------       --------
                                                               -------       --------        -------       --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                             SPECTRUM HOLOBYTE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                Six Months Ended
                                                                  September 30,
                                                              ---------------------
                                                                1996         1995
                                                              --------    ---------
Cash flows from operating activities:
  Net income (loss)                                           $ 1,195     $(20,989)
  Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
    Depreciation and amortization                               2,021        1,775
    Gain on the sale of investment in FASA                     (1,895)          -
    Extraordinary gain on the extinguishment of debt           (3,547)          -
    Changes in assets and liabilities:
      Accounts receivable                                       1,471        6,090
      Inventories                                               1,439          972
      Prepaid royalties                                          (933)         (59)
      Other current assets                                        921          139
      Other assets                                                166         (462)
      Accounts payable                                         (2,727)      (2,585)
      Salaries, wages and related accruals                        684        1,981
      Royalties payable                                         1,269        1,050
      Other current liabilities                                   362         (181)
      Other liabilities                                            -          (548)
                                                              -------     --------
        Net cash provided by (used in) operating activities       426      (12,817)

Cash flows from investing activities:
  Acquisitions of property and equipment, net                  (1,491)      (1,602)
  Acquisition of German distributor, net of cash acquired        (447)          -
  Investment in Virtual World Entertainment Group, Inc.          (570)          -
  Proceeds from the sale of investment in FASA                    570           -
                                                              -------     --------
      Net cash used in investing activities                    (1,938)      (1,602)

Cash flows from financing activities:
  Extinguishment of debt                                       (2,959)          -
  Proceeds from issuance of common stock,
    net of issuance costs                                      10,003       22,211
  Borrowings under notes and lines of credit                       -           751
  Repayments under notes and lines of credit                     (499)      (4,496)
  Principal payments on capital lease obligations                (275)        (405)
                                                              -------     --------
      Net cash provided by financing activities                 6,270       18,061
      Effect of exchange rate changes on cash                    (202)        (128)
                                                              -------     --------
      Increase in cash and cash equivalents                     4,556        3,514
Cash and cash equivalents at beginning of period               35,369        7,723
                                                              -------     --------
Cash and cash equivalents at end of period                    $39,925     $ 11,237
                                                              -------     --------
                                                              -------     --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                      $ 1,106     $    533
  Cash paid for taxes                                              56           -

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations incurred                          $    -      $    305



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

For the purposes of presentation the Company has indicated its interim fiscal periods as ending on September 30, 1996 and 1995. As the Company's annual fiscal period is accounted for on a 52-53 week year, the interim period financial statements included herein represent interim results through September 29, 1996 and October 1, 1995, respectively.

Certain amounts in the consolidated financial statements have been reclassified to conform with the current period's presentation. These reclassifications had no effect on previously reported earnings or stockholders' equity (deficit).

NOTE 2.  NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Net income (loss) per share has been computed by dividing the net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Net income (loss) has been adjusted for cumulative but undeclared dividends on Series A preferred stock.

NOTE 3.  ACQUISITIONS AND INVESTMENTS

OT SPORTS

The Company entered into a Limited Liability Company ("LLC") agreement with Capital Cities/ABC, Inc. ("ABC") effective July 1, 1995. The LLC (subsequently named "OT Sports") was formed for the purpose of developing a sports-based line of products. In May 1996, the Company sold its interest in OT Sports to ABC. Under the terms of the agreement, the Company received a note for $250,000 which was paid in full in November 1996. The Company is not obligated to make future contributions to OT Sports.

FASA AND VIRTUAL WORLD

In fiscal 1995 and 1996, the Company invested a total of $1.5 million in FASA Interactive Technologies, Inc. ("FASA"), a developer of interactive entertainment software for PC and next-generation console platforms. This investment was accounted for by the Company under the cost method of accounting. In June 1996, the Company sold its investment in FASA to FASA for approximately $3.4 million. The Company received cash of $570,000 and a $2.8 million note bearing interest at a rate of 6% per annum and due June 2001. A gain of $1.9 million was recorded on the sale of this investment.

Proceeds from the sale of this investment were reinvested in Virtual World Entertainment Group, Inc. ("VWEG"), a corporation formed for the purpose of acquiring Virtual World Entertainment, Inc., a developer and operator of location-based entertainment, and FASA. The investment in VWEG is being accounted for under the cost method of accounting.

GERMAN DISTRIBUTOR

                             SPECTRUM HOLOBYTE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


In June 1996, the Company entered into an agreement to acquire certain net assets of a German distributor of computer software and related products for DM1.2 million (approximately $0.8 million). The transaction was accounted for as a purchase. Approximately $130,000 of goodwill was recorded representing the excess of the purchase price over the identifiable net assets acquired. Goodwill is amortized on a straight-line basis over five years. The consolidated financial statements contain the operating results from the date of acquisition, which includes approximately $2.2 million in net revenue.

NOTE 4.  INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out
(FIFO) basis, net of allowances for write-downs. Inventories at September 30, 1996 and March 31, 1996 consisted of (IN THOUSANDS):


                                           September 30,     March 31,
                                               1996            1996
                                           -------------     ---------
      Raw materials and work in process       $  899          $  705
      Finished goods                           2,897           2,968
                                              ------          ------
                                              $3,796          $3,673
                                              ------          ------
                                              ------          ------

NOTE 5.  LONG-TERM DEBT

In June 1996, the Company exchanged 1,918,860 shares of Series B and Series B-1 preferred stock for subordinated notes with a face value of approximately $14.9 million. An extraordinary gain of approximately $2.7 million was realized on the retirement of the long-term debt. In July 1996, the Company repurchased subordinated notes with a face value of $4.0 million for approximately $2.9 million. An extraordinary gain of approximately $.9 million was realized on the retirement of the long-term debt.

NOTE 6.  ISSUANCE OF CONVERTIBLE PREFERRED STOCK

In June 1996, the Company issued 750,000 shares of Series B and 1,168,860 shares of Series B-1 convertible preferred stock in exchange for the retirement of subordinated notes with a face value of approximately $14.9 million. Both the Series B and Series B-1 preferred stock are convertible into an equivalent number of common shares. In September 1996, 20,000 shares and 32,200 shares of Series B and Series B-1 preferred stock, respectively, were converted into common stock. Dividends on the Series B and Series B-1 preferred stock are non-cumulative and non-accruing, and shall be paid only at such time and such rate as determined by the Board of Directors. As of September 30, 1996, no dividends had been declared. Subject to the liquidation preference of the Series A preferred shares, the Series B and Series B-1 convertible preferred stock have a liquidation preference of $8.00 per share and $7.57 per share, respectively, plus all declared but unpaid dividends.

NOTE 7.  ISSUANCE OF COMMON STOCK

In June 1996, the Company completed a private placement of 1,818,367 shares of common stock which generated approximately $9.7 million in proceeds, after discounts, commissions and other issuance costs.

NOTE 8.  CANCELLATION AND RE-GRANT OF STOCK OPTIONS

In June 1996, the Board of Directors of the Company approved the cancellation of the majority of outstanding stock options with an exercise price in excess of $5.375 per share and the re-grant of options to purchase an equivalent number of shares at $5.375 per share. A total of 1,927,408 options were canceled and re-granted.

                             SPECTRUM HOLOBYTE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9.  LICENSE AGREEMENT WITH MITSUI & CO.

In April 1996, the Company's wholly-owned Japanese subsidiary ("Spectrum Japan") granted an exclusive license to Mitsui & Co., Ltd. ("Mitsui") for the localization, manufacturing, marketing and distribution of certain Company titles in Japan. The Company received an up-front license fee of approximately $300,000, and will earn royalties based upon revenue generated by Mitsui during the three-year term of the agreement. In connection with the license agreement, Spectrum Japan subcontracted all of its employees to Mitsui and largely discontinued its operations in Japan. During the six months ended September 30, 1996, the Company recognized net revenue of $406,000 related to the license agreement.

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

This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company may, from time to time, make oral forward-looking statements. The factors discussed in "Risk Factors" below are important factors that could cause actual results to differ materially from those projected in any such forward-looking statements.

OVERVIEW

Spectrum HoloByte (the "Company") develops, publishes and distributes interactive entertainment software. The entertainment software market primarily consists of software products published for the following platforms:

-   Compact-Disc Read-Only Memory ("CD-ROM") for the personal computer ("PC").
- Videogame consoles, which include 32-bit and 64-bit "next-generation" systems.

The Company primarily generates revenue from PC CD-ROM and next-generation, Sony PlayStation products. These products are distributed worldwide, although the majority of revenue is generated in North America and Europe.


See additional discussion in "Risk Factors" below.

                             SPECTRUM HOLOBYTE, INC.

OPERATING RESULTS
Consolidated net revenue generated in North America and the rest of the world consisted of the following (DOLLARS IN THOUSANDS):

                                            Net Revenue                     % of Total
     Three Months Ended September 30    -----------------                ----------------
                                          1996      1995      % CHANGE    1996     1995
                                        -----------------     --------   ----------------
          North America                  $7,541    $8,388      -10.1%     27.5%     60.6%
          International                  19,872     5,457      264.2%     72.5%     39.4%
                                        -----------------                ----------------
             Consolidated               $27,413   $13,845       98.0%    100.0%    100.0%
                                        -----------------                ----------------
                                        -----------------                ----------------
     Six Months Ended September 30
          North America                 $14,787   $19,519      -24.2%     36.5%     63.4%
          International                  25,698    11,255      128.3%     63.5%     36.6%
                                        -----------------                ----------------
             Consolidated               $40,485   $30,774       31.6%    100.0%    100.0%
                                        -----------------                ----------------
                                        -----------------                ----------------

The following table sets forth the components of net revenue in dollars and as a percentage of net revenue (DOLLARS IN THOUSANDS):

                                            Net Revenue                     % of Total
     Three Months Ended September 30    -----------------                ----------------
                                          1996      1995      % CHANGE    1996     1995
                                        -----------------     --------   ----------------
          PC CD-ROM                     $22,182   $11,410       94.4%     80.9%     82.4%
          PlayStation ("PSX")             2,856      -            -       10.4%       -
          Other                           2,375     2,435       -2.4%      8.7%     17.6%
                                        -----------------                ----------------
             Consolidated               $27,413   $13,845       98.0%    100.0%    100.0%
                                        -----------------                ----------------
                                        -----------------                ----------------
     Six Months Ended September 30
          PC CD-ROM                     $31,130   $25,463       22.3%     76.9%     82.7%
          PlayStation ("PSX")             5,477      -            -       13.5%       -
          Other                           3,878     5,311      -27.0%      9.6%     17.3%
                                        -----------------                ----------------
              Consolidated              $40,485   $30,774       31.6%    100.0%    100.0%
                                        -----------------                ----------------
                                        -----------------                ----------------

The increases in net revenue for the second quarter and first six months of fiscal 1997 as compared with the same periods of the prior year are due principally to the success of GRAND PRIX II and SID MEIER'S CIVILIZATION II, both for PC CD-ROM. GRAND PRIX II accounted for $16.0 million of second quarter net revenue. SID MEIER'S CIVILIZATION II accounted for $4.9 million and $13.6 million of net revenue for the second quarter and first six months of fiscal 1997, respectively.

The decline in North American net revenue as compared to the second quarter and first six months of fiscal 1996 is due primarily to a decrease in the number of new titles introduced in North America. This decrease reflects the shift in the Company's focus to produce fewer, but higher quality titles with broad consumer appeal. The Company released ten titles, including four affiliated label titles, in North America in the first six months of fiscal 1996 (including STAR TREK: THE NEXT GENERATION "A FINAL UNITY"), which accounted for $8.5 million in net revenue. In the first six months of fiscal 1997, the Company released three new titles in North America: TOP GUN: FIRE AT WILL (PSX), GUNSHIP 2000 (PSX) AND GRAND PRIX II (PC CD-ROM) which contributed $6.5 million of net revenue. Partially offsetting this decrease was the success of SID MEIER'S CIVILIZATION II, which generated $7.2 million of net revenue in North America during the six-month period.

International net revenue increased substantially from the second quarter and first six months of fiscal 1996 due primarily to shipments of GRAND PRIX II, which generated net revenue outside of the U.S. of $14.9 million for the September 1996

                             SPECTRUM HOLOBYTE, INC.

quarter. Also contributing to the increase was the consolidation of the operations of Leisuresoft, a German distribution company acquired in June 1996. Net revenue from this distribution company accounted for 8% of consolidated net revenue for the second quarter of fiscal 1997.

Partially offsetting the increased net revenue was a decline in revenue from products published by affiliated label partners. This revenue accounted for 7% of total net revenue for the second quarter and 2% for the first six months of fiscal 1997, as compared to 22% and 15% of total net revenue for the second quarter and the first six months of fiscal 1996, respectively.

The following table sets forth cost of revenue and gross profit in dollars and as a percentage of net revenue (DOLLARS IN THOUSANDS):

                                                                         % of Net Revenue
                                                                         ----------------
     Three Months Ended September 30      1996     1995       % CHANGE    1996      1995
                                        -----------------     --------   ----------------
          Net Revenue                   $27,413   $13,845       98.0%    100.0%    100.0%
          Cost of Revenue                10,186     9,177       11.0%     37.2%     66.3%
                                        -----------------                ----------------
             Gross profit               $17,227    $4,668      269.0%     62.8%     33.7%
                                        -----------------                ----------------
                                        -----------------                ----------------

     Six Months Ended September 30
          Net Revenue                   $40,485   $30,774       31.6%    100.0%    100.0%
          Cost of Revenue                15,085    16,880      -10.6%     37.3%     54.9%
                                        -----------------                ----------------
             Gross profit               $25,400   $13,894       82.8%     62.7%     45.1%
                                        -----------------                ----------------
                                        -----------------                ----------------

The increases in gross profit as a percent of net revenue in the second quarter and first six months of fiscal 1997 as compared to the same periods in the prior year were primarily due to reduced product costs and a shift away from lower-margin, affiliated label products. In addition, product write-offs decreased as provisions were made in the quarter ended September 1995 to write-off older, back catalog floppy disk and 8/16-bit cartridge inventories.

Partially offsetting the increase in gross profit was the shipment of lower-margin PSX titles and the consolidation of the lower-margin operations of Leisuresoft. Additionally, royalties paid to third-party developers were 13% of net revenue in the first six months of fiscal 1997, up from 11% of net revenue in the comparable period of fiscal 1996 due to higher net revenue from externally-developed products such as GRAND PRIX II, which generate third-party royalty costs.

The following table sets forth operating expenses and interest and other income (expense) (DOLLARS IN THOUSANDS):

                                        Costs and Expenses               % of Net Revenue
                                        -----------------                ----------------
     Three Months Ended September 30      1996     1995       % CHANGE    1996      1995
                                        -----------------     --------   ----------------
          Sales and marketing           $ 5,011   $ 5,187       -3.4%     18.3%     37.5%
          General and administrative      3,772     4,246      -11.2%     13.8%     30.7%
          Research and development        6,215     6,277       -1.0%     22.7%     45.3%
                                        -----------------                ----------------
             Total operating expenses   $14,998   $15,710       -4.5%     54.7%    113.5%
                                        -----------------                ----------------
                                        -----------------                ----------------
    Interest and other expense          ($  398)  ($  549)     -27.5%     -1.5%     -4.0%
                                        -----------------                ----------------
                                        -----------------                ----------------

                             SPECTRUM HOLOBYTE, INC.

                                        Costs and Expenses               % of Net Revenue
                                        -----------------                ----------------
     Six Months Ended September 30        1996     1995       % CHANGE    1996      1995
                                        -----------------     --------   ----------------
          Sales and marketing           $9,593    $11,230      -14.6%     23.7%     36.5%
          General and administrative      7,444     8,190       -9.1%     18.4%     26.6%
          Research and development       11,903    14,544      -18.2%     29.4%     47.3%
                                        -----------------                ----------------
             Total operating expenses   $28,940   $33,964      -14.8%     71.5%    110.4%
                                        -----------------                ----------------
                                        -----------------                ----------------
  Interest and other income (expense)  $  1,188   ($  919)        -        2.9%     -3.0%
                                        -----------------                ----------------
                                        -----------------                ----------------

Sales and marketing expenses decreased in the second quarter and first six months of fiscal 1997 as compared to the same periods in the prior year. These decreases were a result of the centralization of the Company's domestic marketing and sales functions, a reduction in distributor and retailer cooperative marketing costs, and lower variable marketing spending. The decrease in variable marketing expense was primarily due to the introduction of fewer new titles and more than $400,000 of costs related to the release of STAR TREK: THE NEXT GENERATION "A FINAL UNITY" in fiscal 1996.

The decreases in general and administrative expenses in the second quarter and first six months of fiscal 1997 as compared to the same periods in the prior year were primarily due to the consolidation of the Company's domestic finance and administration function. Additionally, the declines were due to decreased legal, accounting and recruiting fees. Partially offsetting this decrease was an increased bad debt provision of $.9 million and $1.7 million in the second quarter and first six months of fiscal 1997, respectively, due to concerns regarding the credit-worthiness of certain domestic distributors and retailers.

Research and development expenses decreased slightly in the second quarter of fiscal 1997 as compared to the same period in the prior year. The decline in expenses for the first six months of fiscal 1997 was due principally to reductions in development personnel. Additionally, in fiscal 1996, the Company recognized a $500,000 increased charge to write-off development advances of discontinued products and $400,000 of additional outside labor costs related mostly to the development of STAR TREK: THE NEXT GENERATION "A FINAL UNITY".

The decrease in interest and other expense in the second quarter of fiscal 1997 reflects lower interest expense due to the retirement of $18.9 million in debt. Interest and other income for the first six months of fiscal 1997 includes a $1.9 million gain from the sale of the Company's investment in FASA and reduced interest costs.

No income tax provision was recorded for the second quarter and the first six months of fiscal 1997 due to the utilization of net operating loss carryforwards generated in prior periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by approximately $4.6 million during the six-month period. This increase was principally due to a $9.7 million equity financing in June 1996 offset partially by the repurchase of subordinated notes, the acquisition of capital equipment, and the purchase of certain net assets of Leisuresoft.

As of September 30, 1996, the Company's working capital was $38.1 million compared to $35.7 million at March 31, 1996. Net accounts receivable decreased due to increased collections coupled with $0.8 million of write-offs of uncollectible accounts. Reserves for bad debts and sales returns as a percentage of gross accounts receivable increased from 49% at March 31, 1996 to 54% at September 30, 1996, due to the deteriorating financial condition of certain U.S. distributors and retailers.

Inventories decreased primarily due to the success of GRAND PRIX II and SID MEIER'S CIVILIZATION II, the return of excess inventories to a former affiliated label partner, and the Company's focus on fewer products.

                             SPECTRUM HOLOBYTE, INC.

As of September 30, 1996, the Company's primary source of liquidity included cash and cash equivalents of $39.9 million. The Company uses working capital to finance ongoing operations, fund the development and marketing of new products and acquire capital equipment. Periodically, the Company may evaluate other business, product or technology opportunities that are complimentary to those of the Company.

In October 1996, a UK facility was obtained consisting of an overdraft/line of credit facility based upon qualifying receivables and certain other bank requirements for amounts up to a maximum credit limit of approximately $2.9 million, bears interest at the rate of 2.75% over the bank's base rate, and expires September 1997. The acquisition of Leisuresoft provided a German facility consisting of an overdraft/line of credit facility based upon certain bank requirements for amounts up to a maximum credit limit of approximately $325,000, bears interest at the German equivalent of the prime rate, and expires March 1997.

Management believes the existing cash and cash equivalents will be sufficient to meet the Company's liquidity and capital needs for the foreseeable future.

RISK FACTORS

THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS PROSPECTS.

OPERATING LOSSES. Although the Company reported net income for the quarter and first six months ended September 30, 1996 of $2.7 million or $.09 per share, and $1.2 million or $.04 per share, respectively, the Company had net losses of approximately $1.5 million, $39.8 million, $18.1 million and $58.5 million for the first quarter of fiscal 1997 and the fiscal years 1996, 1995 and 1994, respectively. Since the merger with MicroProse in December 1993, the Company has not been able to achieve profitability on an annual basis. There can be no assurance that any of the Company's business strategies and tactics will be successful or that the Company will be able to sustain profitability.

SIGNIFICANT LEVERAGE. As of September 30, 1996, the Company had outstanding indebtedness for borrowed funds of approximately $32.9 million, cumulative manditorily redeemable preferred stock of $5.9 million, and certain additional indebtedness. This substantial leverage will have several important consequences for the Company's future operations, including the following: (i) a substantial portion of the Company's cash flows from operations will be dedicated to the payment of interest on, and principal of, its indebtedness; (ii) the Company's ability to obtain additional financing in the future for capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; and
(iii) the Company's ability to withstand competitive pressures, adverse economic conditions and adverse changes in governmental regulations and to make acquisitions or otherwise take advantage of significant business opportunities that may arise may be negatively impacted.

The Company in the future may enter into lines of credit or other borrowing arrangements, any of which would add to the total outstanding indebtedness of the Company. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required to convert or refinance all or a portion of such debt, including the Notes (see below), or to obtain additional financing. However, there can be no assurance that any refinancing would be possible or that any additional financing could be obtained.

                             SPECTRUM HOLOBYTE, INC.

NASDAQ LISTING. The Company was notified in February 1996 by the Nasdaq Stock Market ("Nasdaq") that the Company was no longer in compliance with the net tangible assets requirement of the National Association of Securities Dealers' ByLaws for listing on the Nasdaq National Market. Nasdaq granted the Company a temporary exemption from the net tangible assets requirement. The exemption required that the Company achieve compliance with the listing on or before July 12, 1996.

In the first quarter of fiscal 1997, management implemented tactics to achieve compliance with the net tangible assets listing requirement. These actions enabled the Company to regain compliance with the Nasdaq National Market listing requirements as of the end of the fiscal quarter ended June 30, 1996. There can be no assurance that the Company will be able to maintain compliance with the listing requirements of the Nasdaq National Market in the future. If the Company is unable to maintain compliance, it may qualify for listing under the Nasdaq SmallCap Market. If for any reason the Company is unable to achieve and maintain compliance with the SmallCap listing requirements and is delisted from both the Nasdaq National Market and the Nasdaq SmallCap Market, the holders of the Company's 6 1/2 % Convertible Subordinated Notes Due 2002 (the "Notes") would be entitled to require the Company to repurchase all or any portion of such holders' Notes for cash at a price equal to the principal amount plus accrued interest. In such event, the Company's business, results of operations and financial condition would be materially and adversely affected.

FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY. The Company's operating results have varied significantly in the past, and are expected to vary significantly in the future. This variability is a result of factors such as: 1) the commencement of volume shipments of significant new products, 2) the degree of market acceptance of the Company's products, 3) the introduction of products competitive with those of the Company, 4) the timing and market acceptance of new hardware and software product introductions, 5) the size and rate of growth of the consumer software market, 6) development and promotional expenses relating to the introduction of new products or new versions of existing products, 7) product returns and markdowns, 8) changes in pricing policies by the Company and its competitors, 9) the accuracy of retailers' forecasts of consumer demand, 10) the timing of orders from major customers, 11) order cancellations, 12) delays of shipment, and 13) write-offs of advance royalty payments. Because a majority of the unit sales for a product typically occurs in the first 90 to 120 days following the introduction of the product, the Company's revenue may increase significantly in a period in which a major product introduction occurs and may decline in following periods or in periods in which there are no major product introductions. The Company's expenses are based, in part, on expected future revenue. Certain overhead and product development expenses are fixed and do not vary directly in relation to revenue. Consequently, if net revenue is below expectations, the Company's operating results are likely to be materially and adversely affected. In certain past periods the Company's revenue or operating results were below the expectations of, and certain new products were not introduced when anticipated by, public market analysts and investors. These circumstances could recur in future periods, and in such event, the prices of the Company's common stock and Notes would likely be materially and adversely affected.

The entertainment software business is highly seasonal. Typically, net revenue is highest during the last calendar quarter (which includes the holiday buying season), declines in the first calendar quarter, is lowest in the second and increases in the third calendar quarter. This seasonal pattern is due primarily to the increased demand for entertainment software products during the year-end holiday buying season. The Company's net revenue, however, is largely dependent on releases of major new products and, as such, may not necessarily reflect the seasonal patterns of the industry as a whole. The Company expects that its net revenue and operating results will continue to fluctuate significantly in the future.

                             SPECTRUM HOLOBYTE, INC.

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

UNCERTAINTY OF MARKET ACCEPTANCE; UNPREDICTABLE PRODUCT LIFE CYCLES. Consumer preferences for entertainment software products are continually and rapidly changing and are extremely difficult to predict. Few entertainment software products achieve sustained market acceptance, for example, beyond one holiday buying season. There can be no assurance that new products introduced by the Company will achieve any significant degree of market acceptance, or that acceptance, if achieved, will be sustained for any significant period. Further, there can be no assurance that such products will not be subject to changes in consumer preferences or that product life cycles will be sufficient to permit the Company to recover development and other associated costs. In addition, sales of any single title of the Company's entertainment software products will decline over time. A majority of the unit sales for a product typically occurs in the first 90 to 120 days after the product is introduced. Therefore, the Company cannot rely on the sales of current products to sustain its business in the future. Failure of new products or platforms to achieve or sustain market acceptance would have a material and adverse effect on the Company's business, operating results and financial condition. In addition, the Company does not carry significant inventory of its new products. As a result, significant production delays would have a material and adverse effect on the Company's business and operating results. Further, if demand for a particular product is greater than anticipated,
                                       15

                             SPECTRUM HOLOBYTE, INC.

the Company may not have sufficient inventory to meet customer demands.

COMPETITION. The entertainment software industry is intensely competitive and in the process of consolidation. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than those of the Company. The Company competes primarily with other developers of PC entertainment and video game entertainment software. Significant competitors of the Company in the entertainment software industry include Electronic Arts, Sierra On-Line, Lucas Arts, Interplay, GT Interactive, Maxis, Acclaim Entertainment, and Broderbund Software, along with Virgin Interactive in Europe. Additionally, the entry and participation of new industries and companies, including diversified entertainment companies, in markets in which the Company competes may adversely affect the Company's performance in such markets. The availability of significant financial resources has become a major competitive factor in the entertainment software industry, principally as a result of the technical sophistication of advanced multimedia computer game products requiring substantial investments in research and development and the increasing need to license products and rights to use other intellectual properties from third parties. Also, competitors with large product lines and popular titles typically have greater leverage with retailers and distributors and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitors' most popular titles.

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

As more consumers own multimedia PCs, the distribution channels for entertainment software have changed, and are expected to continue to change, to increasingly depend on mass merchandisers, on-line services and the Internet to reach the broader market. There can be no assurance that the Company will make this transition successfully. In addition, while this trend has increased the number of distribution channels, it has intensified competition for shelf space because these new channels generally carry only top-selling titles. In addition, other types of retail outlets and methods of product distribution, such as online services and the Internet, may become important in the future, and it will be important for the Company to gain access to these channels of distribution. There can be no assurance that the Company will gain such access or that the Company's access will allow the Company to maintain its historical levels of sales volume.

CONCENTRATION OF CUSTOMER BASE; RISK OF CUSTOMER BUSINESS FAILURE; PRODUCT RETURNS. The Company principally sells its products to retailers and distributors, who in turn resell the products to consumers. During the quarter and first six months ended September 30, 1996, sales to the top ten such customers represented approximately 48% and 47% of the Company's net revenue, respectively. Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not hold collateral to secure
                                       16

                             SPECTRUM HOLOBYTE, INC.

payment. Retailers and distributors compete in a volatile industry and are subject to the risk of business failure. Certain of the Company's distributors and retailers have recently experienced financial difficulties and the Company has increased its reserves accordingly. However, the business failure of a significant distributor or customer could have a material and adverse effect on the Company's business, operating results and financial condition.

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

DEPENDENCE UPON STRATEGIC RELATIONSHIPS. The Company's business strategy relies to a significant extent on its strategic relationships with other companies and on its alliances with key developers. Certain agreements allow third parties to approve a product prior to its release, and therefore, subject the product to delay. There can be no assurance that these relationships will be successful or that the Company will continue to maintain and develop strategic relationships, or that licenses between the Company and any third party will be renewed or extended at their expiration dates. For example, the Company's licenses from Paramount Pictures Corporation for the STAR TREK: THE NEXT GENERATION property expire on December 31, 1998, and for the TOP GUN property on April 30, 1998. In addition, these agreements may be terminated at Paramount's option in the event that the Company fails to meet certain specified milestone dates. The Company's failure to renew or extend a key license or maintain its strategic relationships could materially and adversely affect the Company's business, operating results and financial condition. In addition, under certain key license agreements, the Company must obtain approval on a timely basis from the licensor in order to market products it develops under the license. There can be no assurance that the Company will obtain such approval, and failure to do so could have a material and adverse effect on the Company's operating results, financial condition and business prospects.

                             SPECTRUM HOLOBYTE, INC.

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

Although the Company intends to develop and market games for certain advanced and emerging platforms, these development and marketing efforts may require greater financial and technical resources than those currently possessed by the Company. In addition, there can be no assurance that the platforms for which the Company develops products will achieve market acceptance and, as a result, there can be no assurance that the Company's development efforts with respect to such new platforms will lead to marketable products or products that generate sufficient revenue to offset research and development costs incurred in connection with their development. There can be no assurance that the Company will be successful in developing and marketing products for new platforms. Failure to develop products for new platforms that achieve significant market acceptance may have a material and adverse effect on the Company's business, operating results and financial condition. The Company is developing games that may be played interactively over on-line services and the Internet, but there can be no assurance that the market for networked videogame play will evolve or develop as anticipated. Consumer preferences change continually and are extremely difficult to predict. Even if a market for networked videogame play develops, no assurance can be given that the Company's products will meet the requirements of such market and achieve market acceptance.

The Company is heavily dependent on the success of the entertainment software developed for use on the PC. However, there are multiple, competing and incompatible formats being introduced in this new market. PlayStation, Sega Saturn, 3DO Multiplayer and Nintendo's Ultra 64 are currently available. There can be no assurance that the Company's strategy of developing primarily for the PC or the other platforms the Company chooses to support ultimately will be successful. The development, marketing and distribution of products for game consoles the Company chooses to support will involve substantial investment and risks. The Company believes that the principal target audience for game consoles may be younger than the Company's traditional customers, and there can be no assurance that the Company's products will be successful with this different audience. In addition, the Company anticipates that products in the game console market will require substantially greater expenditures for marketing, advertising and inventory buildup, often before the market acceptance of a product is known. Inventory will be two or more times more expensive as a result of license fees that are required to be prepaid to the manufacturers of the hardware platforms. Further, game console products will be sold through channels that overlap with, but are somewhat different from, the retail channels currently utilized by the Company, and the Company will be competing in distribution against much larger organizations with greater financial resources. There can be no assurance that the Company will be successful in marketing and distributing software for game consoles.

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

                             SPECTRUM HOLOBYTE, INC.

undetected product errors can be expected to increase as products and their development processes become more complex and as growing competition leads to increased pressure to reduce time to market.

DEPENDENCE ON KEY PERSONNEL; MANAGEMENT CHANGES. The Company's future success depends in large part on the continued service of its key product development, technical and management personnel and on its ability to continue to attract, motivate and retain highly qualified employees, including additional management personnel. The loss of certain key employees could have a material and adverse effect on the Company's business. In addition, the Company depends on teams of programmers, game designers and artists. Competition for these skilled employees is intense, and the loss of the services of key development personnel could have a material and adverse effect upon the Company's current business, new product development efforts and prospects. Sid Meier, the Company's former Executive Vice President of Product Development, resigned in May 1996. He will continue as a consultant until the completion of MAGIC: THE GATHERING. Since January 1, 1996, the Company has hired a new Senior Vice President of Sales, Senior Vice President of Operations, Senior Vice President of Marketing, and a Senior Vice President of Development Studios and intends to hire other senior management positions including a new Chief Financial Officer. The Company has also hired a financial consultant to advise the Chief Executive Officer on financial planning, controls and reporting structures. The Chief Executive Officer and other officers and senior managers of the Company can be expected to expend significant time and effort in the transition process as new officers assume their positions with the Company and become integrated into the Company, its operations and its culture. There can be no assurance that qualified personnel can be readily identified and hired wherever necessary, that any new personnel will be successfully integrated into the Company, its operations and culture, or that new personnel, if hired, will improve the Company's business, operations or operating results. The Company does not currently have key person life insurance on any employees.

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

INTERNATIONAL REVENUE. International net revenue represented approximately 64%, 49%, and 29% of the Company's net revenue for the first six months of fiscal 1997, and for fiscal years ended March 31, 1996 and 1995, respectively. The Company expects that international net revenue will continue to account for a significant portion of its net revenue in future periods. International revenue is subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other economic barriers, fluctuating exchange rates, difficulties in staffing and managing foreign operations and the possibility of difficulty in accounts receivable collection. Because the Company does not believe exposure to foreign currency losses is currently material, the Company currently has no formal financial instruments in place as a hedge against foreign currency risks. In some markets, localization of the Company's products is essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenue These or other factors could have a material and adverse effect on the Company's future international revenue and, consequently, on the Company's business, operating results and financial condition.

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

                             SPECTRUM HOLOBYTE, INC.

INTELLECTUAL PROPERTY. The Company regards the software that it owns or licenses as proprietary and relies primarily on a combination of copyrights, trade secret laws, patent and trademark laws, nondisclosure agreements and other copy protection methods to protect its product and proprietary rights. It is the Company's policy that all employees and third-party developers sign nondisclosure agreements. There can be no assurance that these measures will be sufficient to protect the Company's intellectual property rights against infringement. The Company owns or licenses various trademarks and copyrights. However, the Company has no license agreements with the end users of its products and does not copy protect its software. Rather, the Company relies on the copyright laws to prevent unauthorized distribution of its software. Existing copyright laws afford only limited protection. It may be possible for unauthorized parties to copy the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and software piracy can be expected to be a persistent problem. Further, the laws of certain countries in which the Company's products are or may be distributed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

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

                             SPECTRUM HOLOBYTE, INC.

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 9, 1996, a lawsuit entitled Acclaim Entertainment, Inc. v. Spectrum HoloByte California, Inc. No. 96-2462 WHO, was filed in the United States District Court for the Northern District of California. MicroProse Software, Inc. was also named as a defendant. The complaint alleged various causes of action related to an exclusive license Acclaim holds from Wizard of the Coast, Inc. ("WOTC") to develop certain computer game products based on the world and characters of the MAGIC: THE GATHERING card game. Acclaim alleged that its license is being infringed by the MAGIC:THE GATHERING computer game being developed by the Company, which also holds an exclusive license from WOTC.

     On September 20, 1996, the Company filed an answer and counterclaim denying the allegations in the complaint and asserting claims for unfair competition, copyright infringement, and interference with contract against Acclaim.

     On November 4, 1996, the Company, MicroProse and Acclaim entered into an agreement settling the lawsuit. Under the terms of the settlement, the Company is not required to make any monetary payment or alter its computer game product. The parties have agreed to differentiate their respective titles in the marketplace. Acclaim will market its product for Windows 95 under the name MAGIC: THE GATHERING-BATTLEMAGE. The title will be positioned as a real-time, multi-player strategy game, based on the characters and scenarios of the fantasy adventure world of MAGIC:THE GATHERING. The Company's title will be released under the MicroProse brand name and will be positioned as an interactive version of the MAGIC:THE GATHERING card game. The Company's title will feature a fantasy world developed by the Company to simulate the features of the MAGIC:THE GATHERING card game, including card collection, deck-building and dueling.

     The parties have also agreed to coordinate the release dates for their respective products. Acclaim will have the right to release its title on or before January 10, 1997, and the Company has agreed not to release its product until after such date. In the event Acclaim releases its title on or before January 10, 1997, then the Company will release its title no earlier than February 1, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING EXHIBITS ARE FILED HEREWITH:

EXHIBIT
NUMBER       DESCRIPTION
-------      ------------------------------------------------------------------
 3.1+        Certificate of Incorporation of the Registrant

 3.2         Amended Bylaws of Registrant

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

                             SPECTRUM HOLOBYTE, INC.

EXHIBIT
NUMBER       DESCRIPTION
-------      ------------------------------------------------------------------
             Exhibit 4.10 of Spectrum HoloByte, Inc.'s Registration on Form S-3,
             File No. 33-94580, filed October 24, 1995)

 4.10+ Registration Rights Agreement, dated as of August 25, 1995, by and among Spectrum HoloByte, Inc. and PJP International, Ltd. (incorporated by reference to Exhibit 4.11 of SpectrumHoloByte, Inc.'s Registration on Form S-3, File No. 33-94580, filed
             October 24, 1995)

 4.11+ Registration Rights Agreement, dated as of May 16, 1995, by and among Spectrum HoloByte, Inc. and Tanner, Owen & Co. Incorporated (incorporated by reference to Exhibit 4.12 of Spectrum HoloByte, Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24, 1995)

 4.12+ Registration Rights Agreement, dated as of September 6, 1995, by and among Spectrum HoloByte, Inc. and Tanner, Owen & Co. Incorporated (incorporated by reference to Exhibit 4.13 of Spectrum HoloByte, Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24, 1995)

 4.13+ Indenture, dated as of September 15, 1995, between Spectrum HoloByte, Inc. and Chemical Trust Company of California (incorporated by reference to Exhibit 3 of Spectrum HoloByte, Inc.'s Current Report on Form 8-K, File No. 0-19463, filed October 17, 1995)

 4.14+ Registration Rights Agreement, dated as of September 26, 1995, by and among Spectrum HoloByte, Inc. and Robertson, Stephens & Company, L.P., Jeffries & Company, Inc. and Piper Jaffray Inc. (incorporated by reference to Exhibit 4 of Spectrum HoloByte, Inc.'s Current Report on Form 8-K, File No. 0-19463, filed October 17, 1995)

 4.15+       Certificate of Designation for Series B Convertible Preferred Stock

 4.16+       Certificate of Designation for Series B-1 Convertible Preferred
             Stock

10.1+        Form of Purchase Agreement, by and between Spectrum HoloByte,
             Inc. and certain investors, effective June 26, 1996 (incorporated by reference to Exhibit 4.3 of Spectrum HoloByte, Inc.'s Registration on Form S-3, File No. 333-08385, filed July 18, 1996)

11.1         Statement Re: Computation of Net Income (Loss) Per Share

27.1         Statement Re: Financial Data Schedule

   +  Previously filed.


(B)  REPORTS ON FORM 8-K:

None.

                             SPECTRUM HOLOBYTE, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1996.


                              SPECTRUM HOLOBYTE, INC.



                              By: /s/ Stephen M. Race
                                 -------------------------------------
                                 Stephen M. Race
                                 CHIEF EXECUTIVE OFFICER, ACTING CHIEF
                                 FINANCIAL OFFICER AND DIRECTOR