Form 10-Q
period 1996-12-31
SPECTRUM HOLOBYTE INC
filed 1997-02-14
CIK 878197

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                _____________________



                                      FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  December 31, 1996       Commission File Number:  0-19463
                   -----------------
                               SPECTRUM HOLOBYTE, INC.
                               ------------------------
                 Exact Name of registrant as specified in its charter


Delaware                                                            52-1728656
--------------------------------                  ----------------------------
(State or other jurisdiction of                   (IRS Employer Identification
Incorporation or organization)                                         Number)


2490 Mariner Square Loop, Suite 100, Alameda, CA                         94501
---------------------------------------------------                  ---------
(Address of Principal Executive Offices)                             (Zip Code)


                                    (510) 522-3584
                ------------------------------------------------------
                  Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----     -----


      27,104,106 shares of Common Stock were outstanding as of January 31, 1996.

                               SPECTRUM HOLOBYTE, INC.



                                  TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

------------------------------
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets at December 31 and
            March 31, 1996                                                 3

         Consolidated Statements of Operations for the three and
            nine months ended December 31, 1996 and 1995                   4

         Consolidated Statements of Cash Flows for the nine months
            ended December 31, 1996 and 1995                               5

         Notes to Consolidated Financial Statements                        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     9


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 21



SIGNATURES                                                                23

EXHIBITS                                                                  24

                           SPECTRUM HOLOBYTE, INC.
                         CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                       December 31,        March 31,
                                                           1996               1996
                                                     ---------------     -------------
                                                       (UNAUDITED)
                   ASSETS
Current assets:
   Cash and cash equivalents                           $   45,512         $   35,369
   Accounts receivable, less allowances of $9,490
     and $9,179                                            13,002              9,718
   Inventories                                              6,422              3,673
   Prepaid royalties                                        3,570              2,126
   Other current assets                                     1,447              2,133
                                                       -----------        -----------
      Total current assets                                 69,953             53,019

Property and equipment, net                                 8,030              5,670
Goodwill, net                                                 758                818
Investments                                                 6,050              4,300
Other assets                                                1,092              2,115
                                                       -----------        -----------
                                                       $   85,883         $   65,922
                                                       -----------        -----------
                                                       -----------        -----------

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes and borrowings under lines of credit          $      -           $      504
   Accounts payable                                         6,377              5,694
   Salaries, wages and related accruals                     6,503              3,909
   Royalties payable                                        3,138              1,703
   Current portion of capital lease obligations               352                431
   Other current liabilities                                9,133              5,093
                                                       -----------        -----------
     Total current liabilities                             25,503             17,334

Capital lease obligations                                     108                384
Other liabilities                                           1,202              1,238
Long-term debt                                             32,897             50,000
                                                       -----------        -----------
     Total liabilities                                     59,710             68,956

Redeemable preferred stock, $0.001 par value, 4,000,000
  Series A shares issued and outstanding, redemption
  and liquidation amount of $5,190 and $4,980               5,881              5,881

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value, 9,000,000 shares
    authorized (of which 4,000,000 shares have been
    designated Series A), 1,075,018 Series B-1
    convertible shares issued and outstanding at
    December 31, 1996                                           1                -
  Common stock, $0.001 par value, 40,000,000 shares
    authorized, 27,067,805 and 24,282,813 shares issued
    and outstanding                                            27                 24
  Additional paid-in capital                              141,835            119,923
  Accumulated deficit                                    (121,603)          (128,456)
  Foreign currency translation adjustment                      32               (406)
                                                       -----------        -----------
     Total stockholders' equity (deficit)                  20,292             (8,915)
                                                       -----------        -----------
                                                        $  85,883          $  65,922
                                                       -----------        -----------
                                                       -----------        -----------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                           SPECTRUM HOLOBYTE, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)
                                (UNAUDITED)

                                                        Three Months Ended                   Nine Months Ended
                                                           December 31,                         December 31,
                                                   ----------------------------          ---------------------------
                                                       1996             1995                1996             1995
                                                   -----------      -----------          ----------       ----------
Net revenue                                        $   35,888       $   13,389           $  76,373        $  44,163
Cost of revenue                                        13,888            7,032              28,973           23,912
                                                   -----------      -----------          ----------       ----------
   Gross profit                                        22,000            6,357              47,400           20,251

Operating expenses:
   Sales and marketing                                  5,086            4,873              14,679           16,103
   General and administrative                           4,508            3,371              11,952           11,561
   Research and development                             5,959            6,339              17,862           20,883
                                                   -----------      -----------          ----------       ----------
      Total operating expenses                         15,553           14,583              44,493           48,547
                                                   -----------      -----------          ----------       ----------
Operating income (loss)                                 6,447           (8,226)              2,907          (28,296)
Interest expense, net                                    (135)            (437)               (770)            (922)
Other income (expense), net                              (256)          (1,284)              1,567           (1,718)
                                                   -----------      -----------          ----------       ----------
Net income (loss) before taxes and
  extraordinary item                                    6,056           (9,947)              3,704          (30,936)
Income tax provision                                      398              -                   398              -
                                                   -----------      -----------          ----------       ----------
Net income (loss) before extraordinary item             5,658           (9,947)              3,306          (30,936)
Extraordinary item (note 5)                               -                -                 3,547              -
                                                   -----------      -----------          ----------       ----------
Net income (loss)                                  $    5,658       $   (9,947)          $   6,853        $ (30,936)
                                                   -----------      -----------          ----------       ----------
                                                   -----------      -----------          ----------       ----------

Net income (loss) per share:
   Net income (loss) before extraordinary item     $     0.20       $    (0.41)          $    0.11        $   (1.33)
   Extraordinary item, net of tax effect                  -                -                  0.13              -
                                                   -----------      -----------          ----------       ----------
   Net income (loss)                               $     0.20       $    (0.41)          $    0.24        $   (1.33)
                                                   -----------      -----------          ----------       ----------
                                                   -----------      -----------          ----------       ----------
   Shares used in per share computations               28,470           24,228              27,281           23,448
                                                   -----------      -----------          ----------       ----------
                                                   -----------      -----------          ----------       ----------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                           SPECTRUM HOLOBYTE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (UNAUDITED)


                                                                     Nine Months Ended
                                                                        December 31,
                                                             ----------------------------------
                                                                   1996               1995
                                                             ---------------     --------------
Cash flows from operating activities:
   Net income (loss)                                          $    6,853           $  (30,936)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
     Depreciation and amortization                                 3,291                2,565
     Minority interest in losses                                       5                  377
     Gain on the sale of investment in FASA                       (1,895)                 -
     Extraordinary gain on the extinguishment of
       long-term debt                                             (3,547)                 -
     Exchange rate loss                                              159                  108
     Changes in certain assets and liabilities:
        Accounts receivable                                       (3,907)               8,925
        Inventories                                                 (967)                 522
        Prepaid royalties                                         (1,387)                  30
        Other current assets                                       1,106                1,907
        Other assets                                                 (46)                 442
        Accounts payable                                            (106)              (2,935)
        Salaries, wages and related accruals                       2,417                1,216
        Royalties payable                                          1,291                   43
        Other current liabilities                                  3,472                 (448)
        Other liabilities                                            (36)                (726)
                                                             -------------       --------------
           Net cash provided by (used in) operating
             activities                                            6,703              (18,910)

Cash flows from investing activities:
   Acquisitions of property and equipment, net                    (1,992)              (1,747)
   Acquisition of German distributor, net of cash acquired          (447)                 -
   Investment in OT Sports joint venture                             -                   (801)
   Proceeds from the sale OT Sports                                  250
   Minority investment, net of certain licensing revenue            (105)              (1,750)
   Investment in Virtual World Entertainment Group, Inc.            (570)                 -
   Proceeds from the sale of investment in FASA                      570                  -
                                                             -------------       --------------
           Net cash used in investing activities                  (2,294)              (4,298)

Cash flows from financing activities:
   Extinguishment of long-term debt                               (2,959)                 -
   Proceeds from issuance of common stock, net of
     issuance costs                                               10,058               22,220
   Borrowings under notes and lines of credit                        -                    751
   Repayments under notes and lines of credit                       (734)             (12,225)
   Principal payments on capital lease obligations                  (361)                (972)
   Proceeds from issuance of convertible notes                       -                 50,000
   Payment of convertible note issuance costs                        -                 (1,811)
                                                             -------------       --------------
           Net cash provided by financing activities               6,004               57,963
           Effect of exchange rate changes on cash                  (270)                (165)
                                                             -------------       --------------
             Increase in cash and cash equivalents                10,143               34,590
Cash and cash equivalents at beginning of period                  35,369                7,723
                                                             -------------       --------------
Cash and cash equivalents at end of period                     $  45,512            $  42,313
                                                             -------------       --------------
                                                             -------------       --------------

Supplemental disclosures of cash flow information:
   Cash paid for interest                                      $   1,148            $     649
   Cash paid for income taxes                                         56                  -


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

For the purposes of presentation, the Company has indicated its interim fiscal periods as ending on December 31, 1996 and 1995. As the Company's annual fiscal period is accounted for on a 52-53 week year, the interim period financial statements included herein represent interim results through December 29, 1996 and December 31, 1995, respectively.

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

                               SPECTRUM HOLOBYTE, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


Proceeds from the sale of this investment were reinvested in Virtual World Entertainment Group, Inc. ("VWEG"), a corporation formed for the purpose of acquiring Virtual World Entertainment, Inc., a developer and operator of location-based entertainment, and FASA. The investment in VWEG is being accounted for under the cost method of accounting.

German DISTRIBUTOR

In June 1996, the Company entered into an agreement to acquire certain net assets of a German distributor of computer software and related products for DM1.2 million (approximately $0.8 million). The transaction was accounted for as a purchase. Approximately $130,000 of goodwill was recorded representing the excess of the purchase price over the identifiable net assets acquired.
Goodwill is amortized on a straight-line basis over five years. The consolidated financial statements contain the operating results from the date of acquisition, which includes approximately $6.9 million in net revenue.

NOTE 4.  INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out
(FIFO) basis, net of allowances for write-downs. Inventories at December 31, 1996 and March 31, 1996 consisted of (IN THOUSANDS):

                                                 December 31,    March 31,
                                                    1996           1996
                                                 -----------    ----------
         Raw materials and work in process         $   990       $   705
         Finished goods                              5,432         2,968
                                                 -----------    ----------
                                                   $ 6,422       $ 3,673
                                                 -----------    ----------
                                                 -----------    ----------

NOTE 5.  LONG-TERM DEBT AND ISSUANCE OF CONVERTIBLE PREFERRED STOCK

In June 1996, the Company issued 750,000 shares of Series B and 1,168,860 shares of Series B-1 convertible preferred stock in exchange for the retirement of subordinated notes with a face value of approximately $14.9 million. An extraordinary gain of approximately $2.7 million was realized on the retirement of the long-term debt. Both the Series B and Series B-1 preferred stock are convertible into an equivalent number of common shares. Prior to December 31, 1996, 750,000 and 93,842 Series B and Series B-1 preferred shares, respectively, were converted into common shares.

Dividends on the Series B-1 preferred shares are non-cumulative and non-accruing, and shall be paid only at such time and such rate as determined by the Board of Directors. As of December 31, 1996, no dividends had been declared. Subject to the liquidation preference of the Series A preferred shares, the Series B-1 convertible preferred shares has a liquidation preference of $7.57 per share, plus all declared but unpaid dividends.

In July 1996, the Company repurchased subordinated notes with a face value of $4.0 million for approximately $2.9 million. An extraordinary gain of approximately $0.9 million was realized on the retirement of the long-term debt.

NOTE 6.  ISSUANCE OF COMMON STOCK

In June 1996, the Company completed a private placement of 1,818,367 shares of common stock which generated approximately $9.7 million in proceeds, after discounts, commissions and other issuance costs.

                               SPECTRUM HOLOBYTE, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


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

NOTE 8.  LICENSE AGREEMENT WITH MITSUI & CO.

In April 1996, the Company's wholly-owned Japanese subsidiary ("Spectrum Japan") granted an exclusive license to Mitsui & Co., Ltd. ("Mitsui") for the localization, manufacturing, marketing and distribution of certain Company titles in Japan. The Company received an up-front license fee of approximately $300,000, and will earn royalties based upon revenue generated by Mitsui during the three-year term of the agreement. In connection with the license agreement, Spectrum Japan subcontracted all of its employees to Mitsui and largely discontinued its operations in Japan. During the nine months ended December 31, 1996, the Company recognized net revenue of $800,000 related to the license agreement.

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

The Company primarily generates revenue from PC CD-ROM and Sony PlayStation products. These products are distributed worldwide, although the majority of revenue is generated in North America and Europe.

See additional discussion in "Risk Factors" below.


OPERATING RESULTS

Consolidated net revenue generated in North America and the rest of the world consisted of the following (DOLLARS IN THOUSANDS):




                                                            Net Revenue                               % of Total
                                                       ---------------------                   ------------------------
    Three Months Ended December 31                      1996         1995         % CHANGE         1996         1995
                                                       ---------------------    -----------    ------------------------
       North America                                   $ 11,594    $  4,512        157.0%          32.3%        33.7%

       International                                     24,294       8,877        173.7%          67.7%        66.3%
                                                       ----------------------                  ------------------------

          Consolidated                                 $ 35,888    $ 13,389        168.0%         100.0%       100.0%
                                                       ----------------------                  ------------------------
                                                       ----------------------                  ------------------------

    Nine Months Ended December 31

       North America                                   $ 26,381    $ 24,031          9.8%          34.5%        54.4%

       International                                     49,992      20,132        148.3%          65.5%        45.6%
                                                       ----------------------                  ------------------------

          Consolidated                                 $ 76,373    $ 44,163         72.9%         100.0%       100.0%
                                                       ----------------------                  ------------------------
                                                       ----------------------                  ------------------------


                               SPECTRUM HOLOBYTE, INC.


The following table sets forth the components of net revenue in dollars and as a percentage of net revenue (DOLLARS IN THOUSANDS):



                                                           Net Revenue                                % of Total
                                                      ---------------------                   ------------------------
    Three Months Ended December 31                      1996         1995        % CHANGE          1996         1995
                                                      ---------------------     ----------    ------------------------
       PC CD-ROM                                      $  28,819   $   9,537        202.2%          80.3%        71.2%

       PlayStation (PSX)                                  3,050       1,761         73.2%           8.5%        13.2%

       Other                                              4,019       2,091         92.2%          11.2%        15.6%
                                                      -----------------------                  ------------------------

           Consolidated                               $  35,888   $  13,389        168.0%         100.0%       100.0%
                                                      -----------------------                  ------------------------
                                                      -----------------------                  ------------------------

    Nine Months Ended December 31

       PC CD-ROM                                      $  59,949   $  35,000         71.3%          78.5%        79.2%

       PlayStation (PSX)                                  8,527       1,761        384.2%          11.2%         4.0%

       Other                                              7,897       7,402          6.7%          10.3%        16.8%
                                                      -----------------------                  ------------------------

          Consolidated                                $  76,373   $  44,163         72.9%         100.0%       100.0%
                                                      -----------------------                  ------------------------
                                                      -----------------------                  ------------------------


The increases in net revenue for the third quarter and first nine months of fiscal 1997 as compared to the same periods of the prior year were due principally to the strategic focus on fewer, higher-quality titles. In the first nine months of fiscal 1997, the Company's top three titles (GRAND PRIX II, SID MEIER'S CIVILIZATION II AND MASTER OF ORION II) generated substantially more net revenue than the top three titles in the comparable period of the prior year.

Net revenue from both CD-ROM and PSX products increased in fiscal 1997 due to the focus of the Company's development and marketing efforts on these two platforms. Revenue from other products in the three-month period ended December 31, 1996, also increased due to $2.0 million of revenue generated during this period from the distribution of third-party hardware products through the Company's distribution operations in Germany.

Partially offsetting the increased net revenue was a decline in domestic net revenue from products published by affiliated label partners. This revenue accounted for less than 1% of total domestic net revenue in both the third quarter and first nine months of fiscal 1997, as compared to 22% and 17% of total domestic net revenue for the third quarter and the first nine months of fiscal 1996, respectively.

                               SPECTRUM HOLOBYTE, INC.


The following table sets forth cost of revenue and gross profit in dollars and as a percentage of net revenue (DOLLARS IN THOUSANDS):




                                                                                                   % of Net Revenue
                                                                                              ------------------------
    Three Months Ended December 31                      1996         1995        % CHANGE          1996         1995
                                                      ---------------------     ----------    ------------------------
       Net revenue                                    $  35,888   $  13,389        168.0%         100.0%       100.0%

       Cost of revenue                                   13,888       7,032         97.5%          38.7%        52.5%
                                                      -----------------------                 ------------------------

          Gross profit                                $  22,000    $  6,357        246.1%          61.3%        47.5%
                                                      -----------------------                 ------------------------
                                                      -----------------------                 ------------------------


    Nine Months Ended December 31

       Net revenue                                    $  76,373   $  44,163         72.9%         100.0%       100.0%

       Cost of revenue                                   28,973      23,912         21.2%          37.9%        54.1%
                                                      -----------------------                 ------------------------

          Gross profit                                $  47,400   $  20,251        134.1%          62.1%        45.9%
                                                      -----------------------                 ------------------------
                                                      -----------------------                 ------------------------


The increases in gross profit as a percent of net revenue in the third quarter and first nine months of fiscal 1997 as compared to the prior year were primarily due to an increase in the average selling price of the Company's titles, reduced product costs and the shift away from lower-margin, affiliated label products. In addition, the third quarter of the prior year included substantial product write-offs related to older, back catalog floppy disk and 8/16-bit cartridge inventories.

Partially offsetting the increase in gross profit was the consolidation of Leisuresoft's lower-margin wholesale operations, increased sales of lower-margin PSX titles and a higher percentage of royalties paid to third-party developers.

The following table sets forth operating expenses, interest and other income (expense), and income tax provision in dollars and as a percentage of net revenue (DOLLARS IN THOUSANDS):


                                                       Costs and Expenses                     % of Net Revenue
                                                      ---------------------                   ------------------------
   Three Months Ended December 31                        1996         1995       % CHANGE          1996         1995
                                                      ---------------------     ----------    ------------------------
    Sales and marketing                                $  5,086   $   4,873          4.4%          14.2%        36.4%

    General and administrative                            4,508       3,371         33.7%          12.6%        25.2%

    Research and development                              5,959       6,339         (6.0%)         16.6%        47.3%
                                                      ----------------------                  ------------------------

       Total operating expenses                         $15,553   $  14,583          6.7%          43.3%       108.9%
                                                      ----------------------                  ------------------------
                                                      ----------------------                  ------------------------


    Interest and other expense                          ($  391)  ($  1,721)       (77.3%)         (1.1%)      (12.9%)
                                                      ----------------------                  ------------------------
                                                      ----------------------                  ------------------------

    Income tax provision                                 $  398           -        100.0%           1.1%           -
                                                      ----------------------                  ------------------------
                                                      ----------------------                  ------------------------

   Nine Months Ended December 31

    Sales and marketing                                $ 14,679   $  16,103         (8.8%)         19.2%        36.5%

    General and administrative                           11,952      11,561          3.4%          15.6%        26.2%

    Research and development                             17,862      20,883        (14.5%)         23.4%        47.3%
                                                      ----------------------                  ------------------------

       Total operating expenses                         $44,493   $  48,547         (8.4%)         58.3%       109.9%
                                                      ----------------------                  ------------------------
                                                      ----------------------                  ------------------------


    Interest and other income (expense)                  $  797   ($  2,640)           -            1.0%        (6.0%)
                                                      ----------------------                  ------------------------
                                                      ----------------------                  ------------------------

    Income tax provision                                 $  398           -        100.0%            .1%            -
                                                      ----------------------                  ------------------------
                                                      ----------------------                  ------------------------


                               SPECTRUM HOLOBYTE, INC.


Operating expenses increased in the third quarter of fiscal 1997 due mostly to a provision for discretionary bonuses based upon the operating results of the Company. Additionally, the third quarter of fiscal 1997 included approximately $0.6 million of operating costs related to Leisuresoft which was acquired earlier in the fiscal year. These increases were partially offset by lower personnel costs and variable marketing spending. The decrease in personnel was due to the centralization of the Company's domestic sales, marketing and administrative functions. The lower variable marketing spending was primarily due to the introduction of fewer new titles. In addition, the third quarter of the prior year included a $0.6 million provision to write-off development advances associated wtih discontinued products.

The decrease in operating expenses for the first nine months of fiscal
1997 is due primarily to reductions in the domestic sales, marketing and administrative staff, fewer development personnel in certain studios, and the $1.1 million decrease in the write-off of development advances. Additionally, variable marketing costs decreased due to the release of fewer new titles and more than $0.4 million of costs related to the launch of STAR TREK: THE NEXT GENERATION, "A FINAL UNITY" in fiscal 1996. Partially offsetting this decrease was a $12 million increase in the bad debt provision due to concerns regarding the credit-worthiness of certain domestic distributors and retailers.

The decrease in interest and other expense in the third quarter of fiscal 1997 is primarily due to the Company's equity portion of losses incurred by an equity investee (OT Sports) in the prior year, and lower interest costs due to the retirement of $18.9 million in debt. Interest and other income for the first nine months of fiscal 1997 also includes a $1.9 million gain from the sale of the Company's investment in FASA.

An extraordinary gain of $3.6 million was realized on retirement of subordinated notes with a face value of approximately $18.9 million.

The income tax provision in the third quarter of fiscal 1997 was provided based upon an estimate of the fiscal 1997 taxable income to be generated by the Company's operations in Europe.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by approximately $10.1 million during the first nine months of fiscal 1997. The cash generated from operations and the $9.7 million equity financing in June 1996 was used partially to repurchase subordinated notes, acquire capital equipment, and to purchase certain net assets of Leisuresoft.

As of December 31, 1996, the Company's working capital was $44.5 million compared to $35.7 million at March 31, 1996. Net accounts receivable increased primarily due to strong third-quarter sales of GRAND PRIX II, SID MEIER'S CIVILIZATION II, and MASTER OF ORION II. Reserves for bad debts and sales returns as a percentage of gross accounts receivable decreased from 49% at March 31, 1996 to 42% at December 31, 1996, due primarily to the sell through of in-channel inventories.

Inventories increased primarily due to the build-up of certain products and the launch of Master of Orion II late in the third fiscal quarter. Partially offsetting this increase was the return of excess inventories to a former affiliated label partner, and the Company's focus on maintaining fewer, higher quality products.

As of December 31, 1996, the Company's primary source of liquidity included cash and cash equivalents of $45.5 million and a UK bank facility consisting of an overdraft/line of credit based upon qualifying receivables and certain other bank requirements. This facility has a maximum credit limit of approximately $3.1 million, bears interest at 2.75% over the bank's base rate and expires September 1997. The Company uses working capital to finance ongoing operations, fund the development and marketing of new products and acquire capital equipment. Periodically, the Company may evaluate the acquisition of other businesses, products or technologies that are complimentary to those of the Company.

Management believes the existing cash and cash equivalents will be sufficient to meet the Company's liquidity and capital needs for the foreseeable future.

RISK FACTORS

                               SPECTRUM HOLOBYTE, INC.


THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS PROSPECTS.

OPERATING LOSSES. Although the Company reported net income for the quarter and nine months ended December 31, 1996 of $5.7 million or $.20 per share, and $6.9 million or $.24 per share, respectively, the Company had net losses of approximately $39.8 million, $18.1 million and $58.5 million for fiscal years 1996, 1995 and 1994, respectively. Since the merger with MicroProse in December 1993, the Company has not been able to achieve profitability on an annual basis. There can be no assurance that any of the Company's business strategies and tactics will be successful or that the Company will be able to sustain profitability.

SIGNIFICANT LEVERAGE. As of December 31, 1996, the Company had outstanding indebtedness for borrowed funds of approximately $32.9 million, cumulative manditorily redeemable preferred stock of $5.9 million, and certain additional indebtedness. This substantial leverage will have several important consequences for the Company's future operations, including the following: (i) a substantial portion of the Company's cash flows from operations will be dedicated to the payment of interest on, and principal of, its indebtedness; (ii) the Company's ability to obtain additional financing in the future for capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; and
(iii) the Company's ability to withstand competitive pressures, adverse economic conditions and adverse changes in governmental regulations and to make acquisitions or otherwise take advantage of significant business opportunities that may arise may be negatively impacted.

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

FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY. The Company's operating results have varied significantly in the past, and are expected to vary significantly in the future. This variability is a result of factors such as: 1) volume shipments of significant new products, 2) the degree of market acceptance of the Company's products, 3) the introduction of products competitive with those of the Company, 4) the timing and market acceptance of new hardware and software product introductions, 5) the size and growth rate of the consumer software market, 6) development and promotional expenses relating to the introduction of new products or new versions of existing products, 7) product returns and markdowns, 8) changes in pricing policies by the Company and its competitors, 9) the accuracy of retailers' forecasts of consumer demand, 10) the timing of orders from major customers, 11) order cancellations, 12) delays of shipment, and 13) write-offs of advance royalty payments. Because a majority of the unit sales for a product typically occurs in the first 90 to 120 days following the introduction of the product, the Company's revenue may increase significantly in a period in which a major product introduction occurs and may decline in following periods or in periods in which there are no major product introductions. The Company's expenses are based, in part, on expected future revenue. Certain overhead and product development expenses are fixed and do not vary directly in relation to revenue. Consequently, if net revenue is below expectations, the Company's operating results are likely to be materially and adversely affected. In certain past periods the Company's revenue or operating results were below the expectations of, and certain new products were not introduced when anticipated by, public market analysts and investors. These circumstances could recur in future periods, and in such event, the prices of the Company's common stock and Notes would likely be materially and adversely affected.

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

                               SPECTRUM HOLOBYTE, INC.


DEPENDENCE ON NEW PRODUCT INTRODUCTIONS; PRODUCT DELAYS. A significant portion of the Company's fiscal year revenue is generated by products introduced during that fiscal year. The Company depends on both the timely introduction of successful new products or sequels to existing products to replace declining revenue from older products and continued revenue from back-catalog products. If for any reason revenue from new products or other activities fails to replace declining revenue from existing products, or if revenue from back-catalog titles declines significantly, the Company's business, operating results and financial condition may be materially and adversely affected. In order to maintain or grow its current revenue levels, the Company believes it will be necessary to develop or obtain rights to new products that achieve and sustain market acceptance, are developed for the appropriate platforms and are introduced in a timely manner. The Company is continuing to devote considerable resources toward the development of new products and has secured rights to intellectual properties owned by third parties. As is typical in the industry, while the Company maintains internally developed release schedules, there can be no assurance that new products under development will be released on schedule or at all, or that any such products will generate significant revenue. Historically, the Company has frequently missed product release schedules. To the extent that major new products are not released on schedule, both net revenue and gross profit are likely to be materially and adversely affected. In addition, as access to distribution channels and retail shelf space becomes increasingly competitive, the Company's ability to produce and bring to market new and compelling products in a timely fashion plays an increasingly important role in the Company's ability to retain adequate access to these channels.

The Company's current production schedules contemplate that the Company will commence shipments of a number of new products in fiscal 1997 and 1998. As with any software product, however, until all aspects of the development and initial distribution of a game are completed, there can be no assurance of its release date. Release dates will vary depending on quality assurance testing and other development factors. If the Company were unable to commence volume shipments of a significant new product during the scheduled quarter, the Company's revenue and earnings would likely be materially and adversely affected in that quarter. In the past, the Company has experienced significant delays in the introduction of certain new products. It is likely in the future that certain new products will not be released in accordance with the Company's internal development schedule or the expectations of public market analysts and investors. A significant delay in the introduction of, or the presence of a defect in, one or more new products could have a material adverse effect on the ultimate success of such products and on the Company's business, operating results and financial condition, particularly in the quarter in which such products were scheduled to be introduced.

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

                               SPECTRUM HOLOBYTE, INC.


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

COMPETITION. The entertainment software industry is intensely competitive and in the process of consolidation. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than those of the Company. The Company competes primarily with other developers of PC entertainment and video game entertainment software. Significant competitors of the Company in the entertainment software industry include Electronic Arts, CUC Software, Lucas Arts, Interplay, GT Interactive, Maxis, Acclaim Entertainment, and Broderbund Software, along with Virgin Interactive in Europe. Additionally, the entry and participation of new industries and companies, including diversified entertainment companies, in markets in which the Company competes may adversely affect the Company's performance in such markets. The availability of significant financial resources has become a major competitive factor in the entertainment software industry, principally as a result of the technical sophistication of advanced multimedia computer game products requiring substantial investments in research and development and the increasing need to license products and rights to use other intellectual properties from third parties. Also, competitors with large product lines and popular titles typically have greater leverage with retailers and distributors and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitors' most popular titles.

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

CONCENTRATION OF CUSTOMER BASE; RISK OF CUSTOMER BUSINESS FAILURE; PRODUCT RETURNS. The Company principally sells its products to retailers and distributors, who in turn resell the products to consumers. During the quarter and first nine months ended December 31, 1996, sales to the top ten such customers represented approximately 45% and 50% of the Company's net revenue, respectively. Sales are typically made on credit, with terms that vary

                               SPECTRUM HOLOBYTE, INC.

depending upon the customer and the nature of the product. The Company does not hold collateral to secure payment. Retailers and distributors compete in a volatile industry and are subject to the risk of business failure. Certain of the Company's distributors and retailers have recently experienced financial difficulties and the Company has increased its reserves accordingly. However, the business failure of a significant distributor or customer could have a material and adverse effect on the Company's business, operating results and financial condition.

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

                               SPECTRUM HOLOBYTE, INC.

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

The Company is heavily dependent on the success of the entertainment software developed for use on the PC. However, there are multiple, competing and incompatible formats being introduced in this new market. PlayStation, Sega Saturn, and Nintendo's Ultra 64 are currently available. There can be no assurance that the Company's strategy of developing primarily for the PC or the other platforms the Company chooses to support ultimately will be successful. The development, marketing and distribution of products for game consoles the Company chooses to support will involve substantial investment and risks. The Company believes that the principal target audience for game consoles may be younger than the Company's traditional customers, and there can be no assurance that the Company's products will be successful with this different audience. In addition, the Company anticipates that products in the game console market will require substantially greater expenditures for marketing, advertising and inventory buildup, often before the market acceptance of a product is known. Inventory will be two or more times more expensive as a result of license fees that are required to be prepaid to the manufacturers of the hardware platforms. Further, game console products will be sold through channels that overlap with, but are somewhat different from, the retail channels currently utilized by the Company, and the Company will be competing in distribution against much larger organizations with greater financial resources. There can be no assurance that the Company will be successful in marketing and distributing software for game consoles.

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

                               SPECTRUM HOLOBYTE, INC.

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

INTERNATIONAL REVENUE. International net revenue represented approximately 66%, 49%, and 29% of the Company's net revenue for the first nine months of fiscal 1997, and for fiscal years ended March 31, 1996 and 1995, respectively. The Company expects that international net revenue will continue to account for a significant portion of its net revenue in future periods. International revenue is subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other economic barriers, fluctuating exchange rates, difficulties in staffing and managing foreign operations and the possibility of difficulty in accounts receivable collection. For example, the Company attempts to minimize its exposure to currency fluctuations, however, there can be no assurance that the Company will be successful at mitigating currency risks. In some markets, localization of the Company's products is essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenue. These or other factors could have a material and adverse effect on the Company's future international revenue and, consequently, on the Company's business, operating results and financial condition.

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

STRATEGIC RESTRUCTURING. In fiscal 1996 and early fiscal 1997, the Company undertook a strategic restructuring with

                               SPECTRUM HOLOBYTE, INC.

the goals of better integrating the operations of Spectrum HoloByte and MicroProse, streamlining product development efforts and reducing operating costs. Certain domestic operations were streamlined and consolidated in California, including marketing, operations, customer support, finance and product planning. The Company discontinued its Japanese operations, and entered into an exclusive three-year distribution agreement in Japan which is expected to generate royalties in future periods. The Company's domestic affiliated label programs were terminated and the number of products being published and actively marketed was significantly reduced in order to focus the Company's sales and distribution efforts. As a result of these changes, the Company has improved operating efficiencies, reduced headcount and reduced operating costs. There can be no assurance, however, that the Company will be successful in meeting the objectives of this restructuring. Furthermore, as a result of reducing the number of the Company's products, there can be no assurance that the Company's expected revenue will be sufficient to generate operating profits.

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

The Company regained compliance with the Nasdaq National Market listing requirements as of the end of the fiscal quarter ended June 30, 1996. There can be no assurance that the Company will be able to maintain compliance with the listing requirements of the Nasdaq National Market in the future. If the Company is unable to maintain compliance, it may qualify for listing under the Nasdaq SmallCap Market. If for any reason the Company is unable to achieve and maintain compliance with the SmallCap listing requirements and is delisted from both the Nasdaq National Market and the Nasdaq SmallCap Market, the holders of the Company's 61/2 % Convertible Subordinated Notes Due 2002 (the "Notes") would be entitled to require the Company to repurchase all or any portion of such holders' Notes for cash at a price equal to the principal amount plus accrued interest. In such event, the Company's business, results of operations and financial condition would be materially and adversely affected.

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

                               SPECTRUM HOLOBYTE, INC.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 9, 1996, a lawsuit entitled Acclaim Entertainment, Inc. v. Spectrum HoloByte California, Inc. No. 96-2462 WHO, was filed in the United States District Court for the Northern District of California. MicroProse Software, Inc. was also named as a defendant. The complaint alleged various causes of action related to an exclusive license Acclaim holds from Wizard of the Coast, Inc. ("WOTC") to develop certain computer game products based on the world and characters of the Magic: The Gathering card game. Acclaim alleged that its license is being infringed by the Magic: The Gathering computer game being developed by the Company, which also holds an exclusive license from WOTC.

On September 20, 1996, the Company filed an answer and counterclaim denying the allegations in the complaint and asserting claims for unfair competition, copyright infringement, and interference with contract against Acclaim.

On November 4, 1996, the Company, MicroProse and Acclaim entered into an agreement settling the lawsuit. Under the terms of the settlement, the Company is not required to make any monetary payment or alter its computer game product. The parties have agreed to differentiate their respective titles in the marketplace. Acclaim will market its product for Windows 95 under the name
Magic: The Gathering-BattleMage. The title will be positioned as a real-time, multi-player strategy game, based on the characters and scenarios of the fantasy adventure world of Magic: The Gathering. The Company's title will be released under the MicroProse brand name and will be positioned as an interactive version of the Magic: The Gathering card game. The Company's title will feature a fantasy world developed by the Company to simulate the features of the Magic:
The Gathering card game, including card collection, deck-building and dueling.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING EXHIBITS ARE FILED HEREWITH:


       EXHIBIT
       NUMBER       DESCRIPTION
       -------     -----------------------------------------------------------
         3.1+      Certificate of Incorporation of the Registrant

         3.2+      Amended Bylaws of Registrant

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

                               SPECTRUM HOLOBYTE, INC.


       EXHIBIT
       NUMBER       DESCRIPTION
       -------     -----------------------------------------------------------

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

         27.1      Statement Re: Financial Data Schedule


         +         Previously filed.

(b)  REPORTS ON FORM 8-K:

None.

                               SPECTRUM HOLOBYTE, INC.


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 1997.




                                  SPECTRUM HOLOBYTE, INC.




                                  By: /s/ Stephen M. Race
                                      ------------------------------
                                       Stephen M. Race
                                       CHIEF EXECUTIVE OFFICER, ACTING CHIEF
                                       FINANCIAL OFFICER AND DIRECTOR