Form 10-K
period 1997-03-31
SPECTRUM HOLOBYTE INC
filed 1997-06-30
CIK 878197

                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                   ----------------
                                      FORM 10-K
(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                     For the fiscal year ended March 31, 1997, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the transition period from       to

                            Commission file number 0-19463

                               SPECTRUM HOLOBYTE, INC.
                (Exact name of registrant as specified in its charter)

State of Incorporation: DELAWARE  I.R.S. Employer Identification No.: 52-1728656

               2490 MARINER SQUARE LOOP, SUITE 100, ALAMEDA, CA  94501
                       (Address of principal executive offices)

           Registrant's telephone number:   (510) 522-3584

             Securities registered pursuant to Section 12(b) of the Act:
                                         NONE

             Securities registered pursuant to Section 12(g) of the Act:
                            COMMON STOCK, $.001 PAR VALUE

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes    X     No
            -----      -----

    Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 18, 1997, was approximately $116,075,324 (based on the June 18, 1997 closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    On June 18, 1997, approximately 28,327,557 shares of the Registrant's Common Stock, par value $.001, were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE.

    Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on September 18, 1997, are incorporated by reference into Part III of this Report on Form 10-K to the extent stated herein.

                                  TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.........................................................................3

     ITEM 1.   BUSINESS........................................................3
     ITEM 2.   FACILITIES AND PROPERTY........................................12
     ITEM 3.   LEGAL PROCEEDINGS..............................................12
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............12

PART II.......................................................................13
     ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS............................................13
     ITEM 6.   SELECTED FINANCIAL DATA........................................14
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................16
     ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
               DATA...........................................................29
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................44

PART III......................................................................45

     ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.......................45
     ITEM 11.  EXECUTIVE COMPENSATION.........................................45
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT.................................................45
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................45

PART IV.......................................................................45

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM S-K ...................................................45

PART I


ITEM 1.  BUSINESS

    Spectrum HoloByte, Inc. ("Spectrum HoloByte" or the "Company") is a developer, producer and publisher of entertainment software for personal computers and certain console platforms. The Company creates, acquires or licenses properties with mass market appeal and develops branded products based on these properties. A range of advanced technologies are incorporated into these products, such as multiplayer networking, simulation, real-time response and 3-D texture-mapped graphics to enhance each product's distinctive characteristics. The Company also distributes entertainment software and related products published by third-parties.

     Spectrum HoloByte primarily develops products in the categories of Simulation, Strategy, and 3-D Action. Management believes these three categories leverage the Company's product development core competencies. The Company's most popular products to date include the FALCON series, GRAND PRIX II, MAGIC: THE GATHERING, MASTER OF ORION-TM-II, SID MEIER'S CIVILIZATION II, the STAR TREK-TM- series, TOP GUN-TM-: FIRE AT WILL!-TM- and the X-COM series.

    During fiscal 1996 and early fiscal 1997, the Company undertook a strategic restructuring with the goal of better integrating the operations of Spectrum HoloByte and MicroProse, streamlining product development efforts, and reducing operating costs. Certain domestic operations were consolidated in California, including marketing, operations, customer support, finance and product planning. The Company largely discontinued its Japanese operations, and entered into an exclusive distribution agreement in Japan which is expected to generate royalties in future periods. The Company's domestic affiliated label programs were largely terminated and the number of products being published and actively marketed was significantly reduced in order to focus the Company's sales and distribution efforts. As a result of these changes, the Company has improved operating efficiencies, reduced headcount and reduced operating costs. See Item 7 - "Strategic Restructuring".

PRODUCTS

    The Company's simulation products feature advanced 3D graphics, digital sound effects and sophisticated artificial intelligence ("AI") algorithms designed to create compelling, realistic experiences for players in a variety of perilous circumstances or historical contexts. The Company's strategy products allow players to assume the role of specified characters or god-like beings to experience or control the creation of new civilizations, discover or colonize new worlds or battle powerful alien forces to save the world. The Company also leverages its established areas of expertise such as 3D graphic environments, digital sound and strong AI to develop fast-paced, action-oriented products.

    As a result of consumer research, the Company discontinued publishing products under the Spectrum HoloByte and SimTex brands in fiscal 1997, and is currently publishing all of its products under the MicroProse brand name. The individual branded identities created or licensed by the Company and the related products which are either currently being published or are under development by the Company include, but are not necessarily limited to, the following:




STAR TREK: THE NEXT GENERATION-Registered Trademark- BRAND

    The Company has the rights to release a series of games based on the STAR
TREK: THE NEXT GENERATION television series, one game based on the STAR TREK GENERATIONS-TM- movie, and one game based on STAR TREK: FIRST CONTACT-TM-,
the latest feature film from Paramount Pictures.   Products currently offered
or under development include:

-   STAR TREK: THE NEXT GENERATION-Registered Trademark- "A FINAL UNITY"-TM-:
    This game combines traditional adventure, simulation, and role playing elements as players embark on missions for the Federation and find themselves caught up in an unfolding mystery which they and the crew of the Starship Enterprise must solve.

- STAR TREK GENERATIONS: This 3D action game follows and expands upon the plot of the feature film of the same name. The game features the two captains of the U.S.S. Enterprise joining forces to battle the evil Soran, in first person point of view, along with exciting space combat.

- STAR TREK: KLINGON HONOR GUARD-TM- (Under Development): A 3D action shooter game where the player is a member of an elite Navy Seal-like Klingon combat unit.

- STAR TREK: BIRTH OF THE FEDERATION-TM- (Under Development): A strategy game in which players build a space-faring civilization as one of the five STAR TREK races: Federation, Klingon, Cardassian, Ferengi, or Romulan.

- STAR TREK: FIRST CONTACT (Under Development): A 3D action game based on fighting the Borg in real time first person.


WORLD CIRCUIT RACING-TM- BRAND

    This series of products lets the player take the wheel in simulations of real world car races. Products include:

- GRAND PRIX II: This sequel to the GRAND PRIX/WORLD CIRCUIT RACING game is a challenging Formula 1 racing simulation where the player experiences the excitement of international Grand Prix racing on real tracks against real drivers.

- GRAND PRIX MANAGER-TM- II: This game moves the player from behind the wheel to behind the desk as a team owner on the Formula 1 circuit. The player controls all aspects of team management including hiring and firing staff and drivers, negotiating contracts and funding R&D.


CIVILIZATION BRAND

    This series of award winning imaginative strategy games is educational, dynamic and highly entertaining. Strong AI and historical data combined with ease of use make these games appealing and accessible to players of all levels. Products currently offered or under development include:

- SID MEIER'S CIVILIZATION II: This strategy game has won Game of the Year awards from Time Magazine, PC Gamer and Computer Retail Week. New features include additional technologies, new "Wonders of the World" video clips and more sophisticated diplomacy.

- SID MEIER'S CIVILIZATION-Registered Trademark- II SCENARIOS: This add-on pack has 20 new scenarios including the American Civil War, Alien Invasion and After the Apocalypse.

- ULTIMATE CIV II-TM- (Under development): Capitalizing on the success of SID MEIER'S CIVILIZATION II is the ULTIMATE CIV II construction set. This product allows players to create terrains, units, wonders, and worlds by offering a powerful new set of editing tools for gamers to reconstruct history.

MAGIC: THE GATHERING BRAND

    The MAGIC: THE GATHERING product line is based on the popular trading card game of the same name by Wizards of the Coast. Products currently offered or under development include:

- MAGIC: THE GATHERING: This game offers the player the ability to play the card game against the computer, as well as play Shandalar, a strategy card game where players collect and trade cards to build custom decks and duel other wizards represented by the sophisticated AI.

- MAGIC: THE GATHERING-Registered Trademark- PC EXPANSIONS (Under Development): Players have a chance to play with more cards to build a library of magic spells with increased powers to duel other wizards. The first of two expansions will feature multi-player networking.


FALCON BRAND

    In the award-winning FALCON series, a player pilots a jet fighter in realistic combat campaigns. The original FALCON was introduced in 1984 and the FALCON series now includes upgraded versions with advanced 3D graphics and the availability of compatible add-on products with new missions and different planes. Products include:

- FALCON-Registered Trademark- 4.0 (Under Development): This game will simulate a real-time war in which the player takes the role of a single pilot in an F-16 jet fighter. The Campaign Manager feature will create all of the tension, chaos and adventure that exists in modern air combat. The game will also feature multi-player capability, advanced 3D terrain graphics, highly developed avionics and strong AI.


MICROPROSE MILITARY SIMULATION BRAND

    The MicroProse line of military simulation titles include award-winning, popular games such AS F-15 STRIKE EAGLE-Registered Trademark-, M1 TANK PLATOON-Registered Trademark-, GUNSHIP-Registered Trademark- and FLEET DEFENDER-Registered Trademark-. Products currently offered or under development include:

- GUNSHIP: An AH-64A Apache gunship simulation including full texture mapped terrain, ground troop support and competing helicopters and tanks. The player can choose a "quick fire" mode or a full campaign mode for a more in-depth experience.

- EUROPEAN AIR WAR-TM- (Under Development): This flight simulation depicts the air battles over Europe during World War II. The player can fly over a dozen of the greatest fighter aircraft of the era for the Allied or German forces. The title will have multiplayer capabilities to further enhance the experience.

- M1 TANK PLATOON-Registered Trademark- II (Under Development): An M1 Abrams simulation featuring an accurate and realistic simulation of the US Main Battle Tank in a modern day combat environment.



X-COM BRAND

In this award-winning series, players battle for survival against alien races in suspenseful science fiction tales that take them to all corners of the galaxy. Products currently offered or under development include:

- X-COM: UFO DEFENSE-TM-: This adventure pits the player against aliens terrorizing the Earth. Players must command groups of scientists, engineers and soldiers as well as develop a strategy to ensure human survival.

- X-COM: TERROR FROM THE DEEP-TM-: This sequel to UFO DEFENSE brings alien terror into a totally new dimension as creatures begin to stir deep in our oceans and X-COM's space foes attack from below.

- X-COM: APOCALYPSE-TM- (Under Development): This product will be a continuation of the X-COM saga where aliens have infiltrated human society by taking on human form; the player must battle the aliens in human disguise.

- X-COM: INTERCEPTOR-TM- (Under Development): This action-packed product will allow players to fight the aliens in outer space by piloting spacecraft, exploring alien worlds, and thwarting another alien threat to humanity.


MASTER OF ..... BRAND

    This popular line of science fiction titles adds a new dimension to strategic adventure games. Players trade, negotiate and steal technology as they battle to expand their empires. Products currently offered or under development include:

- MASTER OF MAGIC-TM-: A strategy game in which players choose from a varied selection of "wizards" possessing specialized powers and battle with other wizards for ultimate domination of mythical worlds.

- MASTER OF ORION II: This product is a sequel to MASTER OF ORION-TM-. New gameplay features include a larger, more diverse "space universe", the addition of cinematics and multi-player capability over a LAN and Total Entertainment Network ("TEN").

- MASTER OF MAGIC-TM- II (Under Development): This sequel to the highly acclaimed MASTER OF MAGIC will include several new features including three new goals, new spells and multiple planes of existence.


TOP GUN BRAND

    The Company has developed products for both the PC CD-ROM and Sony PlayStation-TM- based on TOP GUN, the popular feature film from Paramount Pictures. In these games, the player assumes the role of "Maverick" and engages in combat scenarios, experiencing sights and sounds of the feature film. The Company plans to develop follow-up products under this brand in the future. Products include:

- TOP GUN: FIRE AT WILL!: A fast action dog-fighting adventure story in which the player graduates from the Top Gun Flight Academy and pilots an F-14 fighter jet on over 40 possible missions. Live action video is used to effectively tell the story as seen through the player's eyes.

BATTLETECH-Registered Trademark- BRAND

    The Company is developing two products in the popular BATTLETECH line. With over 13 million words in print, the BATTLETECH UNIVERSE delivers extensive storyline depth and integrity. The intense action of 31st Century armored combat is this brand's calling card. Products include:

- MECHWARRIOR-Registered Trademark- III (Under Development): This sequel to MECHWARRIOR-Registered Trademark- II is being developed by FASA Interactive, the creators of the BATTLETECH UNIVERSE. Players will be able to choose their own missions and objectives, driving the plot at their own speed. The 'MECH-Registered Trademark- LAB allows the players to build a custom killing machine to their own unique specifications.

-   BATTLETECH-Registered Trademark-: MECHCOMMANDER-TM- (Under Development):
    This game will put the player in command of up to 12 MechWarriors as they battle enemy 'Mech, Elementals, and armored vehicles. Players can create their own 'Mech, develop their own strategy, and choose the missions they want to play. In this game, combat action, real-time communications, and realistic battlefield dynamics combine to give the player the true experience of command.


OTHER BRANDS

- STARSHIP TROOPERS-TM- (Under Development): A fast-paced action title that blends story elements from the upcoming major motion picture release and the classic Robert Heinlein science fiction novel.

- GUARDIANS-TM-: AGENTS OF JUSTICE-TM- (Under Development): A superheroic game that combines strategy and animated adventure into a challenge where the player commands a team of super-powered crime fighters against the forces of evil. Encased in 3D graphics, GUARDIANS: AGENTS OF JUSTICE is a turn-based game that can be played with up to six players over a network.

- WORMS-TM- 2 (Under Development): As follow up to the european hits WORMS-TM- and WORMS-TM- UNLIMITED, WORMS 2 is a turn-based arcade strategy game where up to eight players participate in a match. WORMS 2 uses over 8,000 frames of animation to create a cartoon-style environment where humor and strategy join to make an irresistible game. Players choose from an assortment of devastating weapons or create their own with the weapons editor to eliminate all of the opposing worms.

There can be no assurance that products listed as "Under Development" will be released in a timely manner or at all. See Item 7 - "Dependence on New Product Introductions; Product Delays" and "Item 7 - "Changes in Technology and Product Platforms."


PRODUCT DEVELOPMENT AND ACQUISITION

    The Company uses both internal and external resources to develop products. The Company supplements its internal development efforts with third-party subcontractors for the development of certain features or the programming of portions of internally developed products. The Company has also acquired products through publishing arrangements and the acquisition of other software companies.

    The Company must continually anticipate and adapt its products to emerging platforms and evolving consumer preferences. Failure to develop products for new platforms and incorporate new technologies may render the Company's products obsolete. In addition, there can be no assurance that the platforms for which the Company develops products will achieve market acceptance. See Item 7 - "Changes in Technology and Product Platforms," Item 7 - "Dependence on New Product Introductions; Product Delays" and Item 7 - "Risk of Software Errors or Failures."

    INTERNAL PRODUCT DEVELOPMENT. The Company's internal product development function is performed at five separate development studios, located in California, Maryland, Texas, North Carolina and the United

Kingdom. Development Studios are organized to incorporate both internal and external research and development and quality assurance functions. The Studios work with marketing brand managers who define product positioning and product and platform mix. The internal development process includes game development and design, prototyping, programming, art, computer graphic design, animation, sound engineering, technical writing, editorial review and quality assurance. Typically, 12 to 24 months or longer are required to complete a new title with a new engine and 6 to 14 months or longer are required to develop existing titles for different platforms or to develop a derivative product using a previously developed engine. Internally developed products are based on characters, brands and themes that are either owned by the Company or licensed from third parties. The Company develops games that may be played interactively over on-line services and the Internet.

    The Company's proprietary software development library of tools and content includes animation, three-dimension, texture-mapped graphic algorithms and images, networking capability, artificial intelligence and simulation technology. To supplement its internal research and development efforts, the Company also buys, licenses, or contracts to have developed third-party development tools and content. The Company maintains a worldwide database of its libraries, tools and other software assets. This database is electronically accessible by each Development Studio and exclusive third-party developers and publishers via a secured network. The Company believes that the use of this library streamlines the development process, allowing members of the development team to focus their efforts on the play and simulation aspects of the product.

    EXTERNAL PRODUCT DEVELOPMENT. In addition to its internal development teams, the Company also contracts with independent software developers. The Company's strategy in contracting with third-party developers is to attract the broadest base of available talent for creating new products. It is the intent of the Company to attract and maintain exclusive relationships with third-party developers. The Company engages in consulting or development agreements with its independent software developers, and manages the development process by establishing program schedules and milestones. In addition, the Company may provide its third-party developers with access to its extensive library of tools and content as well as program specifications, such as audio/visual displays, artwork, musical work, sound recordings, rules of play, networking and other components for the developer's use in creating the product. In general, the Company has less control over the scheduling and the quality of work of independent contractors than that of the Company's own employees. The Company's success in its external development efforts will depend in part on its continued ability to maintain relationships with skilled independent software developers, to obtain and renew product development agreements with such developers and to attract new product development relationships. As is customary in the industry, the Company compensates outside developers with nonrefundable royalty advances that are paid as milestones are reached. See Item 7 - "Use of Independent Software Developers."

    LICENSING. The Company from time to time licenses intellectual properties such as trademarks, brands, characters and entertainment properties to complement both internal and external development projects. Typically these licenses are obtained for certain identified platforms over a specific length of time in a specific territory. As is customary in the industry, this type of license typically involves a royalty, a portion of which is paid in advance, normally with a minimum guaranteed payment over the term of the license.

    PUBLISHING. The Company extends its product offerings through relationships with outside developers with whom it enters into publishing agreements. Products subject to publishing agreements are typically either partially or fully completed at the time the publishing agreement is formalized. The Company attempts to select products for publishing that will enhance its existing product line. The publishing agreements provide the Company with the rights to publish, market and sell a product for certain identified platforms, over a specific length of time in a specific territory, in exchange for royalties based on sales of the product.

    AFFILIATED LABEL. Through its affiliated label program, the Company has historically sold and distributed products that are marketed by and under the name of the affiliated label publisher, with an indication on the package that the product is distributed by Spectrum HoloByte. The Company has purchased the software products directly from the affiliated label publisher and resold the products with a distribution mark up. Affiliate label products typically have lower margins than internally developed products. In fiscal 1996, the company terminated most of it U.S. affiliated label agreements, including the agreement with its largest affiliated label publisher (Domark).

    ACQUISITIONS AND JOINT VENTURES. Spectrum HoloByte has acquired properties through the acquisition of businesses and strategic joint ventures. The Company acquired SimTex Software Corporation, a software developer, in June 1995. The Company has also made an equity investment in Virtual World Entertainment Group, Inc., through which the rights to its BATTLETECH properties were obtained.


MARKETING, SALES AND DISTRIBUTION

    MARKETING. Although the Company concentrates its marketing efforts in North America and Europe, its products are sold around the world in places such as Australia, Japan, Korea, Taiwan, Mexico, Singapore, the Middle East and South America under export sales and license arrangements. The Company's marketing activities include print advertising in consumer and trade periodicals, television advertising, retail-supported print advertising, targeted direct mail programs, retail in-store promotions, trade shows, user support programs and product publicity programs. The Company participates in retailers' advertising programs based upon the sales of products to a participating retailer and the commitment of the retailer to advertise certain products. The Company maintains an extensive database of customers who have purchased products directly from the Company or who have returned product warranty cards, and also rents lists of potential customers with profiles similar to its current customers. The Company targets these lists with mailings of full-color product catalogs and other promotional materials.

    SALES AND DISTRIBUTION. There are two primary Sales and Distribution groups: Americas and International. Each group has sales and distribution responsibilities for its territories. The Company uses a combination of a direct sales force and independent sales representatives in North America, where its products are sold primarily by large computer and software specialty retail chains, as well as by mass merchants and warehouse club stores.

    The Company's International sales group is primarily located in Chipping Sodbury, England, and in Gutersloh, Germany. Revenues are consummated through distribution to software specialty retail stores, independent retailers, large department stores and distributors. In June 1996, the Company acquired certain net assets of Leisuresoft GmbH ("Leisuresoft"), a German distributor of computer software and related products, for 1.2 million German Deutsche Marks (approximately $0.8 million). Sales in other European countries and Asia are made primarily through distributor, export and licensing arrangements with local distributors.

    In April 1996, the Company's wholly-owned Japanese subsidiary ("Spectrum Japan") granted an exclusive license to Mitsui & Co., Ltd. ("Mitsui") for the localization, manufacture, marketing and distribution of certain Company titles in Japan. In connection with the license agreement, Spectrum Japan subcontracted all of its employees to Mitsui and largely discontinued its operations. The Company received an up-front license fee, and earns royalties based upon revenues generated by Mitsui during the three-year term of the agreement.

    The Company also enters into other license agreements which provide for: 1) the manufacturing and distribution of the Company's products into specified geographic markets, 2) the development and distribution of the Company's titles on additional platforms, or 3) the bundled distribution of the Company's products along with other software products. These agreements generally involve a prepaid royalty, guaranteed minimum purchase or a minimum royalty to be paid to the Company over a specified term.

    The Company provides technical support in the United States, Europe and Japan for its products through its customer support department. The Company also uses its support personnel to sell upgraded and replacement software, inform customers about new products and conduct market surveys. In the United States, the Company also responds to customer inquiries through its telephone and electronic bulletin board services and conducts direct mail services.

     The Company's prices are standardized and are communicated on the Company's order form. The Company annually publishes a trade policy that details the terms and conditions under which customers may purchase from the Company. Payment terms of 30 to 60 days are typically granted to accounts that are in good credit standing. The Company does not require collateral to secure payment. Retailers and distributors compete in a volatile industry and are subject to the risk of business failure. Although the Company maintains a reserve for uncollectible receivables that it believes to be adequate, a payment default of a significant customer could materially and adversely affect its operating results and financial condition.

     In addition, the Company is exposed to the risk of product returns from distributors and retailers. Stock balancing and other product returns are restricted, based upon previous levels of purchases during specified time periods and the customer's credit standing with the Company. Although the Company provides reserves for returns that it believes are adequate, and although the Company's agreements with certain of its customers place certain limits on product returns, the Company could be forced to accept substantial product returns or provide markdowns on products in the distribution channel to maintain its relationships with retailers and its access to such channels. These charges are likely to increase in periods in which the Company does not have significant new product introductions. Any significant amount of product returns or markdowns could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company provides a 90-day limited warranty that its products will be free from manufacturing defects. There can be no assurance that the Company will not experience material warranty claims in the future, which could have a material adverse effect on the Company's business, operating results and financial condition.

     In fiscal 1997, sales to the ten largest customers represented approximately 40% of the Company's revenue. The Company's principal direct retail accounts include Best Buy, Electronics Boutique, Babbages, and Egghead Software stores. The Company's distributors include Pinnacle, Navarre, GT Value Products Divison, Beamscope, Media Market, and Sony Electronic Publishing, Ltd. For the year ended March 31, 1997, one customer (Pinnacle) accounted for 12% of the Company's consolidated net revenue. As the installed base of multimedia PCs increases, the distribution channels for entertainment software are expected to increasingly depend on mass merchandisers to reach the broader consumer market.

COMPETITION

     The entertainment software industry is intensely competitive and in the process of consolidation. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than those of the Company. The Company competes primarily with other developers of PC entertainment and video game entertainment software. Significant competitors of the Company in the entertainment software industry include Electronic Arts, CUC International, Lucas Arts, Interplay, GT Interactive, Acclaim Entertainment, and Broderbund Software, along with Virgin Interactive in Europe. The success of one or more of these companies or the entry and participation of new companies, including diversified entertainment companies, may adversely affect the Company's future performance. The availability of significant financial resources has become a major competitive factor in the entertainment software industry, principally as a result of the technical sophistication of advanced multimedia computer game products requiring substantial investments in research and development and the increasing need to license products and rights to use other intellectual properties from third parties. Also, competitors with large product lines and popular titles typically have greater leverage with retailers and distributors and other customers who may be willing to promote titles with less consumer appeal in addition to such competitors' most popular titles.

     Many of the Company's competitors are developing on-line interactive computer games that will be competitive with the Company's products. As competition increases, significant price competition and reduced profit margins may result. In addition, competition from new technologies may reduce demand in markets in which the Company has traditionally competed. Prolonged price competition or reduced demand as a result of competing technologies would have a material and adverse effect on the Company's business, financial condition and operating results. There can be no assurance that the Company will continue to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

     Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer software producers for adequate levels of shelf space and promotional support from retailers. To the extent that the number of consumer software products and computer platforms increases, this competition for shelf space may intensify. Due to increased competition for limited shelf space, retailers and distributors are increasingly in a better position to negotiate favorable terms of sale, including promotional discounts and product return policies. Retailers often require software publishers to pay fees in exchange for preferred shelf space. The Company's products constitute a relatively small percentage of a retailer's sales volume, and there can be no assurance that retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support.

     As more consumers own multimedia PCs, the distribution channels for entertainment software have changed, and are expected to continue to change, to increasingly depend on mass merchandisers, online services and the Internet to reach the broader market. In addition, while this trend has increased the number of distribution channels, it has intensified competition for shelf space because these new channels generally carry only top-selling titles. In addition, other types of retail outlets and methods of product distribution, such as online services and the Internet, may become important in the future, and it will be important for the Company to gain access to these channels of distribution. There can be no assurance that the Company will gain such access or that the Company's access will allow the Company to maintain its historical levels of sales volume.

INTELLECTUAL PROPERTY

     The Company regards the software that it owns or licenses as proprietary and relies primarily on a combination of copyrights, trade secret laws, patent and trademark laws, nondisclosure agreements and other copy protection methods to protect its proprietary rights to its products. It is the Company's policy that all employees and third-party developers sign nondisclosure agreements. There can be no assurance that these measures will be sufficient to protect the Company's intellectual property rights against infringement. The Company owns or licenses various trademarks and copyrights. However, the Company has only standard "shrink wrap" license agreements or no license agreements at all with the end users of its products and does not copy-protect its software. Rather, the Company relies on the copyright laws to prevent unauthorized distribution of its software. Existing copyright laws afford only limited protection. It may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and software piracy can be expected to be a persistent problem. Further, the laws of certain countries in which the Company's products are or may be distributed do not protect the Company's products and intellectual rights to the same extent as the laws of the United States.

     The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. As the number of entertainment software products in the industry increases, the Company believes that software increasingly will become the subject of claims that such software infringes upon the rights of others. From time to time, the Company has received communications from third parties asserting that features or content of certain of its products may infringe upon intellectual property rights of such parties. The Company believes such claims have been without merit. To date, no such claim has had an adverse effect on the Company's ability to develop, market or sell its products. There can be no assurance that existing or future infringement claims against the Company will not result in costly litigation or require the Company to license the intellectual property of third parties. There can be no assurance that such licenses will be available on reasonable terms or at all.

MANUFACTURING

     The Company's PC CD-ROM and console products consist of disks, user manuals and packaging. All of the Company's CD-ROM printing is performed by unaffiliated third parties. Printing of the user manual and packaging, manufacturing of related materials and assembly of completed packages are performed to the Company's specifications by outside sources. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its PC CD-ROM and console products.

EMPLOYEES

     As of May 31, 1997, the Company employed 390 persons, excluding temporary employees and consultants, including 212 in product development, 88 in sales, marketing and customer support, 23 in manufacturing and operations, and 67 in administration and finance, systems support, legal and human resources. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

     Competition in recruiting of personnel in the software industry is intense. The Company believes that its future success will depend in part on its continued ability to recruit and retain highly skilled management, marketing, creative and technical personnel.

ITEM 2.  FACILITIES AND PROPERTY

     The Company leases approximately 31,900 square feet of office space in Alameda County, California which is utilized for the Company's headquarters, product development, sales and administration under a lease that expires in 2002. Also in Alameda County, California, is an additional 14,000 square feet of manufacturing and warehouse space that the Company leases under a lease that expires in 1997. The Company's MicroProse subsidiary, located in Hunt Valley, Maryland, leases approximately 35,800 square feet of office space under a lease that expires in August 1998. The Company's Chapel Hill, North Carolina development facility consists of approximately 3,200 square feet under a lease that expires in March 1998. The Company's SimTex subsidiary leases approximately 11,500 square feet of office space in Austin, Texas, pursuant to a lease that expires in 2002. The Company's United Kingdom subsidiary leases approximately 28,700 square feet of office space in Chipping Sodbury, England under a lease that expires in September 2003. The Company leases approximately 2,400 square feet of office space in Gutersloh, Germany, under a lease that expires in March 1999. The Company owns 31,800 square feet of office and warehouse space and 47,900 square feet of land in Bonen, Germany. The Company believes that its existing facilities are adequate to meet its current needs and that, if required, suitable additional or substitute space is likely to be available on reasonably acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

On July 9, 1996, a lawsuit entitled Acclaim Entertainment, Inc. v. Spectrum Holobyte California, Inc. No. 96-2462 WHO, was filed in the United States District Court for Northern District of California. MicroProse Software, Inc. was also named as a defendant. The complaint alleged various causes of action related to an exclusive license Acclaim holds from Wizard of Coast, Inc. ("WOTC") to develop certain computer game products based on the world and characters of the MAGIC: THE GATHERING card game. Acclaim alleged that its license is being infringed by the MAGIC: THE GATHERING computer game being developed by the Company, which also holds an exclusive license from WOTC.

On September 20, 1996, the Company filed an answer and counterclaim denying the allegations in the complaint and asserting claims for unfair competition, copyright infringement, and interference with contract against Acclaim.

On November 4, 1996, the Company, MicroProse and Acclaim entered into an agreement settling the lawsuit. Under the terms of the settlement, the Company is not required to make any monetary payment or alter its computer game product. The parties agreed to differentiate their respective titles in the marketplace. Acclaim agreed to market its product for Windows 95 under the name MAGIC: THE GATHERING-BATTLEMAGE and to position the title as a real-time, multi-player strategy game, based on the characters and scenarios of the fantasy adventure world of MAGIC: THE GATHERING. The Company agreed to release its title under the MICROPROSE brand name and position it as an interactive version of the MAGIC: THE GATHERING card game. The parties also agreed to coordinate the release dates for their respective products.

On January 23, 1997, the Company filed suit against Acclaim for violation of certain terms of the settlement agreement. On February 18, 1997, Acclaim filed an answer and counterclaims for breach of contract and abuse of process. On April 30, 1997, Acclaim's counterclaim for abuse of process was dismissed without leave to amend by the United States District Court for the Northern District of California. The Company believes that Acclaim's remaining counterclaim is without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK
     The Company's common stock is traded on the Nasdaq National Market under the symbol SBYT. The following table sets forth, for the periods indicated, the high and low closing sale prices for the common stock as reported by the Nasdaq National Market.

                                                        HIGH           LOW
                                                    ------------------------
FISCAL 1997
     Fourth Quarter                                 $   9.50       $   6.62
     Third Quarter                                      7.75           4.87
     Second Quarter                                     7.25           3.87
     First Quarter                                      8.62           5.37

FISCAL 1996
     Fourth Quarter                                 $   9.63       $   4.75
     Third Quarter                                     13.13           6.00
     Second Quarter                                    21.38          12.38
     First Quarter                                     17.13          13.13

     On June 18, 1997, the closing sale price of the common stock as reported on Nasdaq was $4.56 per share. As of that date, there were approximately 235 holders of record (not including beneficial holders of stock held in street name) and approximately 28,327,557 shares of common stock were outstanding. There has historically been significant volatility in the share price for the Company's common stock, and the market price of the Company's common stock may be highly volatile in the future.

ITEM 6.  SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS DATA
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                    YEAR ENDED MARCH 31,
                                                       ------------------------------------------
                                                           1997           1996           1995         1994        1993
                                                       ------------------------------------------------------------------
Net revenue                                             $100,253      $  59,694      $  84,350     $  40,887    $  13,632
Cost of revenue                                           39,317         30,554         43,434        24,519        6,881
                                                       ------------------------------------------------------------------
Gross profit                                              60,936         29,140         40,916        16,368        6,301
Operating expenses:
    Sales and marketing                                   18,741         21,642         26,063        11,703        3,254
    General and administrative                            14,670         14,409         12,985         7,276        4,058
    Research and development                              23,145         27,490         19,995        10,712        3,268
    In-process research and development                        -              -              -        46,319            -
    Restructuring charges                                      -          1,123              -             -            -
                                                       ------------------------------------------------------------------
    Total operating expenses                              56,556         64,664         59,043        76,010       10,580
                                                       ------------------------------------------------------------------
Operating income (loss)                                    4,380        (35,524)       (18,127)      (59,642)      (3,779)
Other income (expense), net                                  511         (4,317)            76           (85)        (254)
                                                       ------------------------------------------------------------------
Income (loss) before income taxes
    and extraordinary item                                 4,891        (39,841)       (18,051)      (59,727)      (4,033)
Income tax provision (benefit)                               450              -              -        (1,267)          26
                                                       ------------------------------------------------------------------
Income (loss) before extraordinary item                    4,441        (39,841)       (18,051)      (58,460)      (4,059)
Extraordinary item, net of tax effect                      3,547              -              -            -             -
                                                       ------------------------------------------------------------------
Net income (loss)                                       $  7,988      $ (39,841)     $ (18,051)    $ (58,460)     $(4,059)
                                                       ------------------------------------------------------------------
Per share data:
    Income (loss) before extraordinary item             $   0.15      $   (1.70)     $   (0.91)    $   (5.54)     $ (1.14)
    Extraordinary item, net of tax effect                   0.13              -              -             -            -
                                                       ------------------------------------------------------------------
    Net income (loss)                                   $   0.28      $   (1.70)     $   (0.91)    $   (5.54)     $ (1.14)
                                                       ------------------------------------------------------------------
                                                       ------------------------------------------------------------------
Number of shares used in computation of
    per share data                                        27,776         23,636         20,111        10.612        3,678
                                                       ------------------------------------------------------------------
                                                       ------------------------------------------------------------------

(CONTINUED)

CONSOLIDATED BALANCE SHEET DATA
IN THOUSANDS

                                                                         MARCH 31,
                                              ----------------------------------------------------------------------
                                                  1997           1996           1995           1994           1993
                                              ----------------------------------------------------------------------
Working capital (deficit)                      $44,333       $ 35,685      $   6,203      $  (7,008)     $   8,930
Total assets                                    80,305         65,922         59,350         33,191         14,529
Notes and borrowings under
    lines of credit and long-term debt          32,739         50,504         11,474          4,701              -
Notes payable and amounts
   due to related parties                            -              -              -          1,739              -
Capital lease obligations                          409            815          1,816          3,096          1,087
Redeemable preferred stock                       5,881          5,881          5,881          5,881          5,881
Total stockholders' equity (deficit)            21,598         (8,915)         8,562         (6,025)         4,170


QUARTERLY FINANCIAL DATA
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

1997                                       4TH QUARTER    3RD QUARTER    2ND QUARTER    1ST QUARTER
-----------------------------------------------------------------------------------------------------
Net revenue                                  $  23,880      $  35,888      $  27,413      $  13,072
Gross profit                                    13,536         22,000         17,227          8,173
Operating  income (loss)                         1,473          6,447          2,229         (5,769)
Net income (loss)                                1,135          5,658          2,710         (1,515)
Net income (loss) per share                       0.04           0.20           0.09          (0.07)

1996                                       4TH QUARTER    3RD QUARTER    2ND QUARTER    1ST QUARTER
-----------------------------------------------------------------------------------------------------
Net revenue                                  $  15,531      $  13,389      $  13,845      $  16,929
Gross profit                                     8,889          6,357          4,668          9,226
Operating loss                                  (7,228)        (8,226)       (11,042)        (9,028)
Net loss                                        (8,905)        (9,947)       (11,591)        (9,398)
Net loss per share                               (0.37)         (0.41)         (0.49)         (0.42)


1995                                       4TH QUARTER    3RD QUARTER    2ND QUARTER    1ST QUARTER
-----------------------------------------------------------------------------------------------------
Net revenue                                  $  13,150      $  25,503      $  26,550      $  19,147
Gross profit                                     3,268         14,674         14,188          8,786
Operating income (loss)                        (14,195)          (848)           363         (3,447)
Net income (loss)                              (13,970)          (628)            98         (3,551)
Net income (loss) per share                      (0.68)         (0.03)          0.00          (0.18)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Spectrum HoloByte, Inc. ("the Company") derives revenue primarily from publishing and distributing entertainment software. This software is generally published by the Company for the following platforms:

    -    Compact-Disc Read-Only Memory ("CD-ROM") for the personal computer
         ("PC").

    -    Videogame consoles, which include 32-bit "next-generation" systems.

    In addition, the Company generates revenue from the licensing of its products to third-party publishers and the distribution of third-party software and related products.

    The Company generates a substantial portion of its revenue from the introduction of new products. In order to maintain or grow its current revenue levels, the Company believes it will be necessary to develop or obtain rights to new products that achieve market acceptance, are developed for the appropriate platforms, are introduced in a timely manner and are able to sustain market acceptance. The Company is continuing to devote considerable resources toward the development of new products and has secured rights to intellectual properties owned by third parties. As is typical in the industry, the Company maintains internally developed release schedules, but there can be no assurance that new products under development will be released on schedule or at all, or that any such products will generate significant revenue. Historically, the Company has frequently missed product release schedules. To the extent that major new products are not released on schedule, both net revenue and net income are likely to be adversely affected. In addition, as access to distribution channels and retail shelf space becomes increasingly competitive, the Company's ability to produce and bring to market new and compelling products in a timely fashion plays an increasingly important role in the Company's ability to retain adequate access to these channels.

    The Company's operating results have varied significantly in the past and are expected to vary significantly in the future. This variability is a result of factors such as: 1) volume shipments of significant new products, 2) the degree of market acceptance of the Company's products, 3) the introduction of products competitive with those of the Company, 4) the timing and market acceptance of new hardware and software product introductions, 5) the size and growth rate of the consumer software market, 6) the seasonality of sales, 7) development and promotional expenses relating to the introduction of new products or new versions of existing products, 8) product returns and markdowns,
9) changes in pricing policies by the Company and its competitors, 10) the accuracy of retailers' forecasts of consumer demand, 11) the timing of orders from major customers, 12) order cancellations, 13) delays of shipment, and 14) write-offs of advance royalty payments. Because a majority of the unit sales for most product typically occurs in the first 90 to 120 days following the introduction of the product, the Company's revenue may increase significantly in a period in which one or more major product introductions occur and may decline in following periods or in periods in which there are no major product introductions. The Company's expenses are based, in part, on expected future revenue. Certain overhead and product development expenses are relatively fixed and do not vary directly with revenue. Consequently, if net revenue is below expectations, the Company's operating results are likely to be materially adversely affected. In addition, the market price of the Company's shares could be adversely impacted in future periods.

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

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company may, from time to time, make oral forward-looking statements. The factors discussed herein and in the Company's Securities and Exchange Commission filings, including but not limited to Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, are important factors that could cause actual results to differ materially from those projected in any such forward-looking statements.

OPERATING RESULTS

Consolidated net revenue for fiscal 1997, 1996 and 1995 consisted of the following (dollars in thousands):


                                          AMOUNT                    % CHANGE          % OF CONSOLIDATED NET REVENUE
                            ---------------------------------   -----------------     -----------------------------
                                1997       1996       1995       1997       1996        1997      1996       1995
                            ---------------------------------   -----------------     -----------------------------
By Territory:
  North America             $  36,522   $ 30,351   $ 60,249      20.3%     -49.6%      36.4%      50.8%      71.4%
  International                63,731     29,343     24,101     117.2%      21.8%      63.6%      49.2%      28.6%
                            ---------------------------------   -----------------     -----------------------------
  Consolidated              $ 100,253   $ 59,694   $ 84,350      67.9%     -29.2%     100.0%     100.0%     100.0%
                            ---------------------------------   -----------------     -----------------------------
                            ---------------------------------   -----------------     -----------------------------
By Platform/Type:
  CD-ROM                    $  74,606   $ 40,338   $ 28,331      85.0%      42.4%      74.4%      67.6%      33.6%
  Videogame                    10,226      2,125     11,517     381.2%     -81.5%      10.2%       3.6%      13.7%
  Licensing/OEM                 4,539      4,212      7,403       7.8%     -43.1%       4.5%       7.0%       8.8%
  Distribution                  9,664      8,703      3,327      11.0%     161.6%       9.7%      14.6%       3.9%
  Floppy disk and other         1,218      4,316     33,772      71.8%     -87.2%       1.2%       7.2%      40.0%
                            ---------------------------------   -----------------     -----------------------------
  Consolidated              $ 100,253   $ 59,694   $ 84,350      67.9%     -29.2%     100.0%     100.0%     100.0%
                            ---------------------------------   -----------------     -----------------------------
                            ---------------------------------   -----------------     -----------------------------



    The increase in consolidated fiscal 1997 net revenue was largely due to the strong success of two PC CD-ROM titles, GRAND PRIX II, a racing simulation game released in fiscal 1997, and SID MEIER'S CIVILIZATION-Registered Trademark- II, a strategy game released late in fiscal 1996. Net revenue related to these two products comprised approximately 51% of fiscal 1997 consolidated net revenue. The increases in the amount and proportion of international revenue were mostly due to European shipments of GRAND PRIX II. Approximately 88% of the GRAND PRIX II revenue for fiscal 1997 was generated internationally. Other significant fiscal 1997 PC CD-ROM releases included MASTER OF ORION-TM- II and MAGIC: THE GATHERING-Registered Trademark-.

    The increase in videogame revenue in fiscal 1997 was due to the release of three videogame console titles as compared to one title in fiscal 1996. The three fiscal 1997 titles (all for the Sony PlayStation-TM-) were TOP GUN-TM-:
FIRE AT WILL!-TM-, GUNSHIP 2000-Registered Trademark-, and X-COM: TERROR FROM THE DEEP-TM-.

    In total, the Company released eight new products in fiscal 1997 as compared to 23 new products released in fiscal 1996. The average unit volume per new title during the year of release increased significantly, however, from approximately 62,000 units in fiscal 1996 to 246,000 units in fiscal 1997. The decrease in the number of new products released and the increase in the number of units shipped per title were due to the Company's focus on a fewer number of titles with greater market appeal. There can be no assurances that the Company's continued focus on this strategy will be successful.

    Net revenue in fiscal 1997 was also favorably impacted by a percentage decrease in the provisions recorded for returns and markdowns. These decreases were due to a focused effort to better manage inventories of the Company's products in the distribution channel and better product sell-through.

    Distribution revenue includes shipments of computer software and related products published or manufactured by third parties and distributed by the Company, including shipments under affiliated label agreements to distribute third-party entertainment software titles. In late fiscal 1996, the Company terminated most of its U.S. affiliated label agreements. In fiscal 1997, the Company acquired a majority interest in Leisuresoft GmbH, a German distribution company. Substantially all of the distribution revenue generated in fiscal 1997 relates to shipments by Leisuresoft. The increase in distribution revenue in fiscal 1996 was due to an increase in the number of new affiliated label titles released, which increased from three in fiscal 1995 to eight in fiscal 1996.

    In fiscal 1996, the proportion of net revenue generated from floppy disk and other products decreased and the proportion of net revenue generated from CD-ROM products increased due to the transition of the personal computer entertainment market towards fully integrated, multimedia products on the CD-ROM platform. This trend continued in fiscal 1997, and the Company is generating virtually no floppy disk revenue. Videogame console revenue declined in fiscal 1996 as the Company ceased developing or selling products for 8-bit and 16-bit console platforms. The fiscal 1996 decline in licensing/OEM net revenue was due to the Company's election to distribute a number of older titles at reduced prices through retail channels rather than through OEM channels.

Gross profit consisted of the following (dollars in thousands):

                                          AMOUNT                       % CHANGE          % OF CONSOLIDATED NET REVENUE
                            --------------------------------        ----------------     -----------------------------
                               1997        1996       1995           1997     1996         1997       1996       1995
                            --------------------------------        ----------------     -----------------------------
GROSS PROFIT                $ 60,936     $ 29,140   $ 40,916        109.1%  -28.8%        60.8%       48.8%     48.5%
                            --------------------------------                             -----------------------------
                            --------------------------------                             -----------------------------

    Gross profit as a percentage of consolidated net revenue increased in fiscal 1997 due to reductions in both the direct per unit costs of products shipped and the amounts provided for in-house and channel inventory reserves. The direct per unit costs decreased due to a reduction in the cost of both materials and outside order fulfillment services. The amounts provided for inventory reserves declined in fiscal 1997 as significant charges related to floppy disk products were made in fiscal 1996. Partially offsetting these increases in fiscal 1997 gross margins were declines caused by increased revenue from lower-margin distribution and next-generation products.

    The Company believes that gross profit could be adversely impacted in future periods by an increased proportion of distribution revenue, increased license royalties and by competitive pricing pressures.

    Operating expenses were as follows (dollars in thousands):

                                         AMOUNT                     % CHANGE          % OF CONSOLIDATED NET REVENUE
                            ---------------------------------   -----------------     -----------------------------
                                1997       1996       1995       1997       1996       1997       1996       1995
                            ---------------------------------   -----------------     -----------------------------
Sales and marketing         $  18,741  $  21,642  $  26,063     -13.4%     -17.0%      18.7%      36.3%      30.9%
General and administrative     14,670     14,409     12,985       1.8%      11.0%      14.6%      24.1%      15.4%
Research and development       23,145     27,490     19,995     -15.8%      37.5%      23.1%      46.1%      23.7%
Restructuring charges               -      1,123          -     100.0%          -          -       1.9%          -
                            ---------------------------------                         -----------------------------
  Total operating costs     $  56,556  $  64,664  $  59,043     -12.5%       9.5%      56.4%     108.3%      70.0%
                            ---------------------------------                         -----------------------------
                            ---------------------------------                         -----------------------------

    The decrease in sales and marketing expense in fiscal 1997 was largely due to a decline in variable marketing costs due to fewer new product releases and due to high fiscal 1996 promotional costs related to the release of the PC versions of STAR TREK: THE NEXT GENERATION-TM- "A FINAL UNITY-TM-" and TOP GUN:
FIRE AT WILL!. In addition, certain redundant domestic sales and marketing functions were eliminated or consolidated during fiscal 1997. The decrease in fiscal 1996 costs as compared to fiscal 1995 was primarily due to a $2.6 million reduction in distributor and retailer cooperative marketing costs and the reorganization of certain domestic marketing and sales functions ($1.1 million). In addition, variable marketing costs decreased due to the release of fewer new products in fiscal 1996.

    The increase in general and administrative costs in fiscal 1997 included increased charges for bad debt expense ($1.0 million) and incentive compensation ($1.2 million). Before these charges, general and administrative costs decreased by approximately $2 million due to a domestic consolidation in certain administrative functions and reductions in professional fees, severance costs and recruiting costs. The increase in general and administrative costs from fiscal 1995 to fiscal 1996 was due primarily to a $1.6 million increase in the provision for bad debts related to specific customer accounts and to costs related to turnover in executive and administrative staff. Partially offsetting these increases was a $1.4 million reduction due to the consolidation of certain domestic administrative functions.

    Research and development costs decreased in fiscal 1997 due partially to the elimination of redundant product test functions ($0.9 million) and certain product development headcount in the Company's Maryland and UK studios ($1.8 million). In addition, write-offs of development advances decreased by $1.4 million as the Company canceled a larger number of products in fiscal 1996 as a part of the strategic refocusing of its product lines. The increase in research and development costs in fiscal 1996 was due to: 1) higher costs associated with the development of full multimedia products for CD-ROM and next-generation hardware platforms, 2) research and development expenses of $1.7 million associated with the SimTex development studio, acquired in the first quarter of fiscal 1996 through a pooling of interests (research and development expenditures in prior fiscal periods were not restated for the SimTex acquisition due to the immateriality of the related SimTex expenditures), and 3) the write-off of $1.9 million of development advances associated with discontinued projects as part of the Company's continued efforts to refocus its product lines.

    The fiscal 1996 restructuring charges of approximately $1.1 million included severance costs related to the Company's downsizing efforts, reserves on inventories related to terminated affiliated label publishing agreements, and charges to write down the net assets of the Company's wholly-owned Japanese subsidiary to their estimated realizable values.

    The following table sets forth other income and expense, provision for income taxes and extraordinary items (dollars in thousands):

                                          AMOUNT                       % CHANGE          % OF CONSOLIDATED NET REVENUE
                            ---------------------------------       ----------------     ------------------------------
                                1997       1996       1995           1997    1996         1997       1996       1995
                            ---------------------------------       ----------------     ------------------------------
Other income (expense), net   $   511    $(4,317)    $   76          -          -        0.5%      -7.2%       0.1%
                            ---------------------------------                            ------------------------------
                            ---------------------------------                            ------------------------------
Provision for income taxes    $   450   $      -     $    -          -          -        0.4%          -          -
                            ---------------------------------                            ------------------------------
                            ---------------------------------                            ------------------------------
Extraordinary item,
     net of tax effect        $ 3,547   $      -     $    -          -          -        3.5%          -          -
                            ---------------------------------                            ------------------------------
                            ---------------------------------                            ------------------------------

    Other income increased in fiscal 1997 due primarily to the following factors: 1) a $1.9 million gain was recorded in fiscal 1997 on the sale of the Company's investment in FASA Interactive Technologies, Inc., 2) equity losses and writedowns of $1.6 million were recorded in fiscal 1996 from the Company's investment in OT Sports, Inc.; this investment was sold in early fiscal 1997 for its net book value of $250,000, 3) interest expense was down in fiscal 1997 due to a reduction in borrowings under Notes and revolving lines of credit, and 4) net foreign currency transaction gains increased. The net expense recorded in fiscal 1996 was due mostly to interest expense ($1.5 million) recorded on the October 1995 debt financing and the losses related to OT Sports.

    The fiscal 1997 provision for income taxes was made to provide for earnings of the Company's foreign subsidiaries. The extraordinary item recorded in fiscal 1997 reflects the gains realized upon the repurchase or the conversion to equity of a portion of the Company's Subordinated Notes at a discount from face value.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital increased to over $44 million and cash increased $11.7 million to approximately $47 million during fiscal 1997. The main sources of funds in fiscal 1997 were from operations and from a private placement of common stock.

    The Company generated positive cash flows from operations during fiscal
1997 due to the net income generated, strong collections of receivables and non-cash increases in certain accrued liabilities. Accounts receivable decreased as days sales outstanding declined from 57 days at March 1996 to 30 days at March 1997.

    In fiscal 1997, the Company generated $5.2 million from financing activities and used $3.1 million in investing activities. Private placements of 1,818,367 shares of common stock generated approximately $9.6 million in proceeds, net of associated issuance costs including placement fees. The Company repurchased $4 million of Notes (see below) for approximately $2.9 million of cash, and exchanged another $14.9 million of Notes for 1,918,860 shares of Series B and B-1 preferred stock. The investing activities included investments in property and equipment and in Leisuresoft.

    On October 2, 1995, the Company completed a private offering of $50 million face value Convertible Subordinated Notes (the "Notes") pursuant to Rule 144A of the Securities Act of 1933. Net proceeds to the Company approximated $48.0 million, after discounts, commissions and other issuance costs. The Notes, which bear interest at the rate of 6.5 percent per annum, will mature on September 15, 2002, and are convertible into shares of the Company's common stock at any time after 60 days following the latest date of original issuance through maturity, unless previously redeemed or repurchased, at a conversion price of $15.84 per share (subject to adjustment for certain events). The Notes may be redeemed at the option of the Company subsequent to September 17, 1998, in whole or in part, at various declining redemption prices from 103.7% to 100%, together with accrued interest thereon. The Notes may also be redeemed at the option of the holder at 100% upon the occurrence of certain events. As of March 31, 1997, Notes with a face value of approximately $31.1 million were outstanding.

    The substantial debt incurred by the Company will have several important consequences for the Company's future operations, including the following: 1) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of interest on, and principal of, its indebtedness; 2) the Company's ability to obtain additional financing in the future for capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; and 3) the Company's ability to withstand competitive pressures, adverse economic conditions and adverse changes in governmental regulations and to make acquisitions or otherwise take advantage of significant business opportunities that may arise may be negatively impacted. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon its future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. If the Company is unable to generate sufficient cash flows from operations in the future to service its debt, it may be required to refinance all or a portion of such debt, including the Notes, or to obtain additional financing. However, there can be no assurance that any refinancing would be possible or that any additional financing could be obtained.

    The Company has an overdraft/line of credit facility in the UK that is based upon qualifying receivables and certain other bank requirements for amounts up to a maximum credit limit of 1,850,000 pounds sterling (approximately $2.9 million at March 31, 1997). This facility bears interest at the rate of 2.75% over the bank's base rate, and expires September 10, 1997. There can be no assurance that the Company will be able to renegotiate this facility upon its expiration or that any additional borrowing facilities will be made available to the Company on acceptable terms.

    Management believes that existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet the Company's liquidity and capital needs for the next 12 months.

    RISK FACTORS

    The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1 of this Annual Report on Form 10-K contain forward-looking statements which involve risks and uncertainties. The Company may, from time to time, make oral forward-looking statements. The factors discussed above and in the Company's Securities and Exchange Commission filings, as well as the following, are important factors that could cause actual results to differ materially from those projected in any such forward-looking statements.

THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS PROSPECTS.

OPERATING RESULTS. Although the Company reported net income for the year ended March 31, 1997 of $8.0 million or $0.28 per share, the Company had net losses of approximately $39.8 million and $18.1 million in fiscal years 1996 and 1995, respectively. There can be no assurance that the Company's business strategies and tactics will be successful and that the Company will be able to generate profitability in future quarterly or annual periods. In particular, the Company announced that it expects to report a loss in the first quarter of fiscal 1998 of between $0.22 and $0.28 per share.

FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY. The Company's operating results have varied significantly in the past, and are expected to vary significantly in the future. This variability is a result of factors such as: 1) volume shipments of significant new products, 2) the degree of market acceptance of the Company's products, 3) the introduction of products competitive with those of the Company, 4) the timing and market acceptance of new hardware and software product introductions, 5) the size and growth rate of the consumer software market, 6) the seasonality of sales, 7) development and promotional expenses relating to the introduction of new products or new versions of existing products, 8) product returns and markdowns, 9) changes in pricing policies by the Company and its competitors, 10) the accuracy of retailers' forecasts of consumer demand, 11) the timing of orders from major customers, 12) order cancellations, 13) delays of shipment, and 14) write-offs of advance royalty payments. Because a majority of the unit sales for a product typically occurs in the first 90 to 120 days following the introduction of the product, the Company's revenue may increase significantly in a period in which a major product introduction occurs and may decline in following periods or in periods in which there are no major product introductions. The Company's expenses are based, in part, on expected future revenue. Certain overhead and product development expenses are fixed and do not vary directly in relation to revenue. Consequently, if net revenue is below expectations, the Company's operating results are likely to be materially and adversely affected. In certain past periods the Company's revenue or operating results were below the expectations of, and certain new products were not introduced when anticipated by, public market analysts and investors. These circumstances could recur in future periods, and in such event, the prices of the Company's common stock and Notes would likely be materially and adversely affected.

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

SIGNIFICANT LEVERAGE. As of March 31, 1997, the Company had outstanding indebtedness for borrowed funds of approximately $32.7 million and cumulative manditorily redeemable preferred stock of $5.9 million. This substantial leverage will have several important consequences for the Company's future operations, including the following: (i) a substantial portion of the Company's cash flows from operations will be dedicated to the payment of interest on, and principal of, its indebtedness; (ii) the Company's ability to obtain additional financing in the future for capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; and (iii) the Company's ability to withstand competitive pressures, adverse economic conditions and adverse changes in governmental regulations and to make acquisitions or otherwise take advantage of significant business opportunities that may arise may be negatively impacted.

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

    The Company's current production schedules contemplate that the Company will commence shipments of a number of new products in fiscal 1998. As with any software product, however, until all aspects of the development and initial distribution of a game are completed, there can be no assurance of its release date. Release dates will vary depending on quality assurance testing and other development factors. If the Company were unable to commence volume shipments of a significant new product during the scheduled quarter, the Company's revenue and earnings would likely be materially and adversely affected in that quarter. In the past, the Company has experienced significant delays in the introduction of certain new products. It is likely in the future that certain new products will not be released in accordance with the Company's internal development schedule or the expectations of public market analysts and investors. A significant delay in the introduction of, or the presence of a defect in, one or more new products could have a material adverse effect on the ultimate success of such products and on the Company's business, operating results and financial condition, particularly in the quarter in which such products were scheduled to be introduced.

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

COMPETITION. The entertainment software industry is intensely competitive and in the process of consolidation. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than those of the Company. The Company competes primarily with other developers of PC entertainment and video game entertainment software. Significant competitors of the Company in the entertainment software industry include Electronic Arts, CUC International, Lucas Arts, Interplay, GT Interactive, Acclaim Entertainment, and Broderbund Software, along with Virgin Interactive in Europe. The success of one or more of these companies or the entry and participation of new companies, including diversified entertainment companies, may adversely affect the Company's future performance. The availability of significant financial resources has become a major competitive factor in the entertainment software industry, principally as a result of the technical sophistication of advanced multimedia computer game products requiring substantial investments in research and development and the increasing need to license products and rights to use other intellectual properties from third parties. Also, competitors with large product lines and popular titles typically have greater leverage with retailers and distributors and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitors' most popular titles.

    Many games of the Company's competitors are developing on-line interactive computer games that will be competitive with the Company's products. As competition increases, significant price competition and reduced profit margins may result. In addition, competition from new technologies may reduce demand in markets in which the Company has traditionally competed. Prolonged price competition or reduced demand as a result of competing technologies would have a material and adverse effect on the Company's business, financial condition and operating results. There can be no assurance that the Company will continue to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

    Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer software producers for adequate levels of shelf space and promotional support from retailers. To the extent that the number of consumer software products and computer platforms increases, this competition for shelf space may intensify. Due to increased competition for limited shelf space, retailers and distributors are increasingly in a better position to negotiate favorable terms of sale, including promotional discounts and product return policies. Retailers often require software publishers to pay fees in exchange for preferred shelf space. The Company's products constitute a relatively small percentage of a retailer's sales volume, and there can be no assurance that retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support.

    As more consumers own multimedia PCs, the distribution channels for entertainment software have changed, and are expected to continue to change, to increasingly depend on mass merchandisers, online services and the Internet to reach the broader market. In addition, while this trend has increased the number of distribution channels, it has intensified competition for shelf space because these new channels generally carry only top-selling titles. In addition, other types of retail outlets and methods of product distribution, such as online services and the Internet, may become important in the future, and it will be important for the Company to gain access to these channels of distribution. There can be no assurance that the Company will gain such access or that the Company's access will allow the Company to maintain its historical levels of sales volume.

CONCENTRATION OF CUSTOMER BASE; RISK OF CUSTOMER BUSINESS FAILURE; PRODUCT RETURNS. The Company principally sells its products to retailers and distributors, who in turn resell the products to consumers. During the year ended March 31, 1997, sales to the top ten such customers represented approximately 40% of the Company's net revenue. Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does require collateral to secure payment. Retailers and distributors compete in a volatile industry and are subject to the risk of business failure. Certain of the Company's distributors and retailers have recently experienced financial difficulties and the Company has increased its reserves accordingly. However, the business failure of a significant distributor or customer could have a material and adverse effect on the Company's business, operating results and financial condition.

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

The Company has made certain minority equity investments that it believes will provide future access to products, technologies or distribution channels. Management performs ongoing evaluations of the future realization of these investments, and charges any declines in value that are other than temporary in nature to other expense in its quarterly Consolidated Statements of Operations. A write down of one or more of these investments could have a material adverse impact on the Company's operating results and financial condition.

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

INTERNATIONAL REVENUE. International net revenue represented approximately 64%, 49%, and 29% of the Company's net revenue for fiscal years 1997, 1996 and 1995, respectively. The Company expects that international net revenue will continue to account for a significant portion of its net revenue in future periods. International revenue is subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other economic barriers, fluctuating exchange rates, difficulties in staffing and managing foreign operations and the possibility of difficulty in accounts receivable collection. For example, the Company attempts to minimize its exposure to currency fluctuations by entering into forward currency contracts, however, there can be no assurance that the Company will be successful at mitigating currency risks. In some markets, localization of the Company's products is essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenue. These or other factors could have a material and adverse effect on the Company's future international revenue and, consequently, on the Company's business, operating results and financial condition.

RECOVERY OF PREPAID ROYALTIES AND GUARANTEES. The Company, from time to time, enters into agreements with licensors of intellectual property and developers of games that involve royalty advances and guaranteed minimum royalty payments. If the sales volumes of products subject to such arrangements are not sufficient to recover such advances and guarantees, the Company will be required to write-off unrecovered portions of such payments. The Company has been required to write-off a material portion of these advances in past fiscal quarters and, if the Company must write-off additional portions of such advances or accrue for the guarantees, its results of operations may be materially and adversely affected.

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

    The Company regained compliance with the Nasdaq National Market listing requirements as of the end of the fiscal quarter ended June 30, 1996. There can be no assurance that the Company will be able to maintain compliance with the listing requirements of the Nasdaq National Market in the future. If the Company is unable to maintain compliance, it may qualify for listing under the Nasdaq SmallCap Market. If for any reason the Company is unable to achieve and maintain compliance with the SmallCap listing requirements and is delisted from both the Nasdaq National Market and the Nasdaq SmallCap Market, the holders of the Company's 6.5% Convertible Subordinated Notes Due 2002 (the "Notes") would be entitled to require the Company to repurchase all or any portion of such holders' Notes for cash at a price equal to the principal amount plus accrued interest. In such event, the Company's business, results of operations and financial condition would be materially and adversely affected.

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

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND 1996
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                            1997              1996
                                                                                       ------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                         $   47,110        $   35,369
     Accounts receivable, less allowances of $6,568 and $9,179
          at March 31, 1997 and 1996, respectively                                          7,891             9,718
     Inventories                                                                            4,042             3,673
     Prepaid royalties                                                                      2,139             2,126
     Other current assets                                                                   1,958             2,133
                                                                                       ----------        ----------
     Total current assets                                                                  63,140            53,019

Property, plant and equipment, net                                                          7,802             5,670
Goodwill, net                                                                                 892               818
Investments                                                                                 6,050             4,300
Other assets                                                                                2,421             2,115
                                                                                       ----------        ----------
                                                                                       $   80,305        $   65,922
                                                                                       ----------        ----------
                                                                                       ----------        ----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                                  $    3,508        $    5,694
     Salaries, wages and related accruals                                                   6,337             3,909
     Royalties payable                                                                      1,840             1,703
     Other current liabilities                                                              7,122             6,028
                                                                                       ----------        ----------
     Total current liabilities                                                             18,807            17,334

Other liabilities                                                                           1,280             1,622
Long-term debt                                                                             32,739            50,000
                                                                                       ----------        ----------
     Total liabilities                                                                     52,826            68,956
                                                                                       ----------        ----------
Commitments and contingencies (Note 11)

Redeemable preferred stock, $0.001 par value, 4,000 shares designated
     Series A issued and outstanding, redemption and liquidation amount
     of $5,260 and $4,980 at March 31, 1997 and 1996, respectively                          5,881             5,881
                                                                                       ----------        ----------
Stockholders' equity (deficit):
     Preferred stock, $0.001 par value, 9,000 shares authorized (of which
          4,000 shares have been designated Series A), 16 Series B-1 convertible
          shares issued and outstanding at March 31, 1997                                       -                 -
     Common stock, $0.001 par value, 40,000 shares authorized, 28,287 and
          24,283 shares issued and outstanding at March 31, 1997 and 1996, respectively        29                24
     Additional paid-in capital                                                           142,558           119,923
     Accumulated deficit                                                                 (120,468)         (128,456)
     Foreign currency translation adjustment                                                 (521)             (406)
                                                                                       ----------        ----------
     Total stockholders' equity (deficit)                                                  21,598            (8,915)
                                                                                       ----------        ----------
                                                                                       $   80,305        $   65,922
                                                                                       ----------        ----------
                                                                                       ----------        ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                     1997               1996                1995
                                                                ---------------------------------------------------
Net revenue                                                     $   100,253         $    59,694         $    84,350
Cost of revenue                                                      39,317              30,554              43,434
                                                                -----------         -----------         -----------
     Gross profit                                                    60,936              29,140              40,916
                                                                -----------         -----------         -----------
Operating expenses:
     Sales and marketing                                             18,741              21,642              26,063
     General and administrative                                      14,670              14,409              12,985
     Research and development                                        23,145              27,490              19,995
     Restructuring charges                                                -               1,123                   -
                                                                -----------         -----------         -----------
     Total operating expenses                                        56,556              64,664              59,043
                                                                -----------         -----------         -----------

Operating income (loss)                                               4,380             (35,524)            (18,127)
Other income (expense), net                                             511              (4,317)                 76
                                                                -----------         -----------         -----------
Income (loss) before income taxes
     and extraordinary item                                           4,891             (39,841)            (18,051)
Provision for income tax                                                450                   -                   -
                                                                -----------         -----------         -----------
Income (loss) before extraordinary item                               4,441             (39,841)            (18,051)
Extraordinary item, net of tax effect                                 3,547                   -                   -
                                                                -----------         -----------         -----------
Net income (loss)                                               $     7,988         $   (39,841)        $   (18,051)
                                                                -----------         -----------         -----------
                                                                -----------         -----------         -----------
Per share data:
     Income (loss) before extraordinary item                    $      0.15         $     (1.70)        $     (0.91)
     Extraordinary item, net of tax effect                             0.13                   -                   -
                                                                -----------         -----------         -----------
     Net income (loss)                                          $      0.28       $       (1.70)      $       (0.91)
                                                                -----------         -----------         -----------
                                                                -----------         -----------         -----------
Number of shares used in the computation of
     per share data                                                  27,776              23,636              20,111
                                                                -----------         -----------         -----------
                                                                -----------         -----------         -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
IN THOUSANDS

                                            SERIES B AND B-1                                                       FOREIGN
                                             PREFERRED STOCK     COMMON STOCK      ADDITIONAL                     CURRENCY
                                           -----------------    ----------------      PAID-IN    ACCUMULATED   TRANSLATION
                                             SHARES   AMOUNT    SHARES    AMOUNT      CAPITAL        DEFICIT    ADJUSTMENT     TOTAL
                                           -----------------------------------------------------------------------------------------
Balance at march 31, 1994                        -    $    -    17,147    $  17     $  64,539    $  (70,564)    $  (17)    $ (6,025)

Issuance of common stock in a public
     offering, net of issuance costs             -         -     2,545        3        20,075             -          -       20,078
Issuance of common stock pursuant
     To the exercise of warrants                 -         -     2,070        2        10,238             -          -       10,240
Issuance of common stock under
     Employee stock option and
     purchase plans                              -         -       715        1         3,530             -          -        3,531
Issuance of common stock in a
     private equity placement, net
     of issuance costs                           -         -       700        -         8,184             -          -        8,184
Acquisition of treasury stock                    -         -    (1,834)      (2)       (9,293)            -          -       (9,295)
Net loss                                         -         -         -        -             -       (18,051)         -      (18,051)
Foreign currency
     translation adjustment                      -         -         -        -             -             -       (100)        (100)
                                           -----------------------------------------------------------------------------------------
Balance at march 31, 1995                        -         -    21,343       21        97,273       (88,615)      (117)       8,562

Issuance of common stock under
     employee stock option and
     purchase plans                              -         -       604        1         3,230             -          -        3,231
Issuance of common stock in private
     placements, net of issuance costs           -         -     1,498        1        19,420             -          -       19,421
Issuance of common stock pursuant to
     acquisition of simtex software corp.        -         -       838        1             -             -          -            1
Net loss                                         -         -         -        -             -       (39,841)         -      (39,841)
Foreign currency translation
     adjustment                                  -         -         -        -                           -       (289)        (289)
                                           -----------------------------------------------------------------------------------------
Balance at march 31, 1996                        -         -    24,283       24       119,923      (128,456)      (406)      (8,915)

Issuance of series B preferred
     stock to extinguish debt                  750         1         -        -         4,844             -          -        4,845

Issuance of series B-1 preferred
     stock to extinguish debt                1,169         1         -        -         7,072             -          -        7,073
Issuance of common stock pursuant
     to the conversion of series B
     and B-1 preferred stock                (1,903)       (2)    1,903        2             -             -          -            -
Issuance of common stock under
     employee stock option and
     purchase plans                              -         -       282        1         1,155             -          -        1,156
Issuance of common stock in
     a private equity placement,
     net of issuance costs                       -         -     1,819        2         9,564             -          -        9,566
Net income                                       -         -         -        -             -         7,988          -        7,988
Foreign currency translation
     adjustment                                  -         -         -        -             -             -       (115)        (115)
                                           -----------------------------------------------------------------------------------------
Balance at march 31, 1997                       16    $    -    28,287    $  29     $ 142,558    $ (120,468)    $ (521)    $ 21,598
                                           -----------------------------------------------------------------------------------------
                                           -----------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                             1997               1996               1995
                                                                         ------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                         $  7,988         $  (39,841)        $  (18,051)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
    Depreciation and amortization                                            3,944              4,102              6,651
    Non-cash licensing revenue                                                   -               (750)                 -
    Minority interest in joint venture losses                                    -              1,074                  -
    Restructuring charges                                                        -              1,123                  -
    Gain on sale of investment in FASA Interactive Technologies             (1,895)                 -                  -
    Extraordinary gain on extinguishment of long-term debt                  (3,547)                 -                  -
    Other                                                                      (17)                 -               (123)
    Changes in assets and liabilities:
        Accounts receivable                                                  2,697              8,291             (8,007)
        Inventories                                                            925              1,539                219
        Prepaid royalties                                                       25                260             (1,384)
        Other current assets                                                   337              2,026               (424)
        Other assets                                                        (1,175)             1,055               (865)
        Accounts payable                                                    (3,107)            (3,988)               545
        Salaries, wages and related accruals                                 2,388              1,031               (104)
        Royalties payable                                                      105                 79             (1,278)
        Other current liabilities                                            1,479               (742)              (490)
        Other liabilities                                                      (32)              (675)              (834)
                                                                        -------------------------------------------------
Net cash provided by (used in) operating activities                         10,115            (25,416)           (24,145)
                                                                        -------------------------------------------------
                                                                        -------------------------------------------------

INVESTING ACTIVITIES                                                        (3,102)            (5,589)            (5,311)

Acquisitions of property, plant and equipment                               (2,931)            (2,334)            (4,036)
Proceeds from sale of property, plant and equipment                            486                 19                  -
Acquisition of certain net assets of Leisuresoft GmbH,
     net of cash acquired                                                     (802)                 -                  -
Proceeds from sale of investment in FASA Interactive Technologies              570                  -                  -
Investment in Virtual World Entertainment Group, Inc.                         (570)                 -                  -
Investment in Total Entertainment Network,
    net of licensing revenue                                                     -             (1,750)                 -
Investment in FASA Interactive Technologies                                      -               (200)            (1,275)
Investment in OT Sports                                                       (105)            (1,324)                 -
Proceeds from sale of OT Sports                                                205                  -                  -
                                                                         ------------------------------------------------

Net cash used in investing activities                                       (3,102)            (5,589)            (5,311)
                                                                         ------------------------------------------------
                                                                         ------------------------------------------------

(continued)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

                                                                             1997             1996              1995
                                                                         ------------------------------------------------
FINANCING ACTIVITIES
Extinguishment of long-term debt                                         $  (2,959)        $        -         $        -
Proceeds from issuance of common stock, net of issuance costs               10,722             22,653             42,047
Acquisition of treasury stock                                                    -                  -             (9,295)
Borrowings under notes and lines of credit, net of non-cash note
    issuance costs                                                               -             48,500              6,761
Payment of note issuance costs                                                   -               (467)                 -
Repayments under notes and lines of credit                                  (2,132)           (11,238)              (122)
Repayments on notes payable and amounts due to related parties                   -                  -             (1,739)
Principal payments on capital lease obligations                               (411)              (846)            (1,291)
                                                                         ------------------------------------------------
Net cash provided by financing activities                                    5,220             58,602             36,361
                                                                         ------------------------------------------------
Effect of exchange rate changes on cash                                       (492)                49                138
                                                                         ------------------------------------------------
Increase in cash and cash equivalents                                       11,741             27,646              7,043

Cash and cash equivalents at beginning of year                              35,369              7,723                680
                                                                         ------------------------------------------------
Cash and cash equivalents at end of year                                 $  47,110         $   35,369         $    7,723
                                                                         ------------------------------------------------
                                                                         ------------------------------------------------


SUPPLEMENTAL CASH FLOW DISCLOSURES
    Cash paid for interest                                               $   2,223         $    2,418         $      733
    Cash paid for income taxes                                                 111                  4                  2

    Non-cash investing and financing activities:
        Note issuance costs                                               $      -         $    1,500         $        -
        Issuance of common stock pursuant to conversion
             of Series B and B-1 preferred stock                            11,820                  -                  -
        Issuance of Series B and B-1 preferred stock pursuant to
             the extinguishment of long-term debt                           11,916                  -                  -
        Issuance of common stock pursuant to the
             acquisition of SimTex Software Corp.                                -             11,729                  -

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES
OF CONSOLIDATION:

     Spectrum HoloByte, Inc. (the "Company") develops and publishes entertainment software for use on CD-ROM personal computer systems and select game console platforms and distributes third-party software and related products. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     For purposes of presentation, the Company has indicated its 1997, 1996 and 1995 fiscal periods as ended on March 31. The Company reports its financial results on a 52-53 week fiscal year ending on the Sunday nearest to March 31. The financial statements presented are therefore representative of the 52-week periods ended March 30, 1997, March 31, 1996 and April 2, 1995, respectively.

USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

RECLASSIFICATIONS:

     Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year's presentation. These reclassifications had no effect on previously reported net losses or stockholders' equity (deficit).

CASH AND CASH EQUIVALENTS:

     Highly liquid investments with original maturities of 90 days or less at the date of purchase are classified as cash and cash equivalents.

CERTAIN RISKS AND CONCENTRATIONS:

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade accounts receivable.

     At March 31, 1997, 1996 and 1995, the Company had deposits in excess of insured amounts of approximately $46,711,000, $34,596,000, and $7,296,000, respectively.

     Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company's receivables are principally from distributors, software specialty retailers, computer superstores, mass merchandisers and discount warehouse stores. These customers compete in a volatile industry and are subject to the risk of business failure.

     Accounts receivable are recorded net of allowances for estimated uncollectible amounts due to potential credit losses, sales returns and in-channel markdowns. Although the Company believes these allowances are adequate, a payment default of a significant customer could materially and adversely affect its operating results and financial condition. At March 31, 1997, 1996 and 1995, accounts receivable from the Company's five largest customers in the aggregate were $4,148,000, $5,278,000 and $4,837,000, respectively.

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The actual losses related to uncollectible amounts have generally been within management's expectations. For the year ended March 31, 1997, one customer accounted for 12% of the Company's consolidated net revenue. In fiscal 1996, two customers accounted for 13% and 10% of the Company's consolidated net revenue. For the year ended March 31, 1995, no customer accounted for greater than 10% of the Company's consolidated net revenue.

INVENTORIES:

     Inventories, generally consisting of software products and related materials, are stated at the lower of cost (on a first-in, first-out (FIFO) basis) or market.

     Inventories consist of the following at March 31, 1997 and 1996 (in thousands):

                             1997             1996
                         -------------------------
Raw materials            $    413       $      705
Finished goods              3,629            2,968
                         -------------------------
                         $  4,042       $    3,673
                         -------------------------
                         -------------------------

PREPAID ROYALTIES AND ROYALTIES PAYABLE:

     Prepaid royalties consist of advances made to independent software developers and licensors of intellectual properties. Amortization of prepaid royalties is based on actual realized sales of the related product and the contractual royalty rates. Management performs ongoing evaluations of the future realization of prepaid royalties and charges any amounts deemed unlikely to be realized to research and development expense.

     Royalties payable are accrued based on cash receipts, revenue or units shipped of software products published by the Company pursuant to contractual agreements.

     Royalty expense, which is included in cost of revenue, was $11,846,000, $6,075,000 and $8,431,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment, including equipment acquired under capital leases, is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years for equipment and furniture and 25 years for buildings. Leasehold improvements are amortized over the estimated useful lives of the assets or the length of the respective leases, whichever is shorter. Assets and accumulated depreciation accounts are relieved at disposition with the resulting gains or losses reflected in earnings. Repairs and maintenance costs are expensed as incurred.

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." During fiscal year 1997, the Company adopted SFAS No. 121 and determined that no impairment loss needs to be recognized for applicable assets of continuing operations.

     Property, plant and equipment, net, consists of the following at March 31, 1997 and 1996 (in thousands):

                                                 1997        1996
                                             --------------------
Equipment                                    $ 12,016   $  8,651
Equipment under capital leases                  2,089      3,904
Land and building                               2,193          -
Furniture                                       1,341        876
Leasehold improvements                          1,029        986
                                             --------------------
                                               18,668     14,417
Less accumulated depreciation
 and amortization:
     Equipment under capital leases            (1,559)    (3,293)
     All other assets                          (9,307)    (5,454)
                                             --------------------
                                             $  7,802   $  5,670
                                             --------------------
                                             --------------------

     Depreciation and amortization expense related to property, plant and equipment was $3,376,000, $3,662,000 and $2,607,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

REVENUE RECOGNITION:

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1, "Software Revenue Recognition." Revenue from product sales or licensing agreements is recognized upon shipment or fulfillment of deliverable obligations provided no significant vendor obligations or contingencies remain and collection of the resulting receivable is deemed probable. Provisions are made at the time of shipment for estimated future product returns and in-channel markdowns.

SOFTWARE DEVELOPMENT COSTS:

     SFAS No. 86 provides for the capitalization of certain software development costs after technological feasibility of the software is attained. Software development costs subject to potential capitalization were not material in fiscal 1997, 1996 and 1995, and, as such, there were no additions to capitalized software development costs in these years. The Company capitalized $5,144,000 of software development costs in connection with its fiscal 1994 merger with MicroProse, Inc., and fully amortized these costs in fiscal 1994 and 1995. Amortization of these costs was $3,744,000 in fiscal 1995.

FOREIGN EXCHANGE:

     The functional currency for each principal foreign subsidiary is its local currency. In accordance with SFAS No. 52, assets and liabilities of foreign operations are translated into U.S. dollars at the rates of exchange as of the balance sheet dates. Revenue and expenses are translated into U.S. dollars using weighted average rates of exchange prevailing during each respective fiscal year. The effects of translation adjustments are deferred and included as a component of stockholders' equity (deficit). Gains and losses resulting from foreign currency transactions are included in results of operations.

     The Company enters into foreign exchange forward contracts to hedge certain foreign currency denominated balances against changes in rates of exchange. These contracts require the Company to exchange foreign currencies and generally mature within three months. Gains and losses on contracts that are designated and effective as hedges of transactions for which a firm commitment has been attained are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria are recognized as income in the current period.

INCOME TAXES:

     The Company accounts for income taxes using the liability method under which deferred tax assets or liabilities are calculated at the balance sheet date using current tax laws and rates in effect.

NET INCOME (LOSS) PER SHARE:

     Net income (loss) per share is computed using the weighted average number of common and common equivalent shares (when dilutive) outstanding during each period. Net income (loss) has been adjusted for cumulative but undeclared dividends on Series A preferred stock.

RECENT PRONOUNCEMENTS:

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. The Company will report its earnings per share in accordance with this standard beginning with the quarter ended December 31, 1997.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The book values and estimated fair values of the Company's significant financial instruments were as follows (in thousands):

                                      1997                1996
                              --------------------------------------
                                 BOOK      FAIR      BOOK      FAIR
                                 VALUE     VALUE     VALUE     VALUE
                              ------------------  ------------------
Investments                   $  6,050  $  6,050  $  4,300  $  4,300
Long-term debt                  32,739    26,181    50,000    37,000
Currency  contracts              5,599     5,599         -         -

     The fair values of cash and cash equivalents, receivables and accounts payable approximate their carrying value due to their short maturities. The fair values of long-term debt and foreign currency exchange contracts were based upon quotes obtained from brokers. For long-term investments which have no quoted market prices, a reasonable estimate of fair value was made using available market information and appropriate valuation techniques. The estimates presented above require considerable judgment and are not necessarily indicative of the amounts that would be realized in a current market exchange.

3. ACQUISITIONS

SIMTEX SOFTWARE CORPORATION:

     On June 12, 1995, the Company completed a merger with SimTex Software Corporation ("SimTex"), a privately-held software developer, through the issuance of 837,802 shares of the Company's common stock. SimTex, located in Austin, Texas, has developed products under two brands, MASTER OF MAGIC-TM- and MASTER OF ORION-TM-. The combination was accounted for as a pooling of interests. The historical operating results and assets and liabilities of SimTex, however, are immaterial to the Company's consolidated financial statements. As a result, this combination had no impact upon the previously reported net losses or accumulated deficit of the Company. Earnings per share information has been restated to reflect the pro forma shares outstanding for all periods presented.

LEISURESOFT GMBH:

     In June 1996, the Company entered into an agreement to acquire certain net assets of Leisuresoft GmbH, a German distributor of computer software and related products, for 1.2 million German Deutsche Marks (approximately $0.8 million). The transaction was accounted for as a purchase. Approximately $407,000 of goodwill was recorded representing the excess of the purchase price over the identifiable net assets acquired. Goodwill is being amortized on a straight-line basis over five years.

4. INVESTMENTS

     The Company has invested in certain equity securities that are categorized as held-to-maturity. For investments accounted for under the equity method of accounting, the Company records its share of the investee's operating results as a component of other income and expense. For cost-basis investments, management performs ongoing evaluations of the future realization and charges any declines in value that are other-than-temporary in nature to other income and expense.

FASA INTERACTIVE TECHNOLOGIES, INC. AND
VIRTUAL WORLD ENTERTAINMENT GROUP, INC.:

     In fiscal 1995 and 1996, the Company invested a total of $1.5 million in FASA Interactive Technologies, Inc., ("FASA"), a developer of interactive entertainment software for PC and console platforms. In June 1996, the Company sold its investment in FASA to FASA for approximately $3.4 million. The Company received cash of $570,000 and a $2.8 million note bearing interest at a rate of 6% per annum and due June 2001. A gain of $1.9 million was recorded on the sale of this investment.

     Proceeds from the sale of this investment were reinvested in Virtual World Entertainment Group, Inc. ("VWEG"), a corporation formed for the purpose of acquiring Virtual World Entertainment, Inc., a developer and operator of location-based entertainment, and FASA.

TOTAL ENTERTAINMENT NETWORK:

     In fiscal 1996 and 1997, the Company made a minority equity investment of $2.6 million in Total Entertainment Network, Inc. This investment was made pursuant to an investment and licensing arrangement whereby the Company committed to allow certain of the Company's future titles to be played over the Total Entertainment Network in exchange for a $750,000 license fee. This license fee was recognized as revenue in fiscal 1996 in the accompanying consolidated statement of operations.

OT SPORTS:

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

5. LICENSE AGREEMENT WITH MITSUI & CO.

     In April 1996, the Company's wholly-owned Japanese subsidiary ("Spectrum Japan") granted an exclusive license to Mitsui & Co., Ltd. ("Mitsui") for the localization, manufacture, marketing and distribution of certain Company titles in Japan. The Company received an up-front license fee of approximately $300,000, and will earn royalties based upon revenue generated by Mitsui during the three-year term of the agreement. During fiscal 1997, the Company recognized approximately $800,000 of licensing revenue under this agreement. In connection with the license agreement, Spectrum Japan subcontracted all of its employees to Mitsui and largely discontinued its operations. The Company recognized a restructuring charge of approximately $350,000 in fiscal 1996 to write down the net assets of Spectrum Japan to their estimated realizable values.

6. INCOME TAXES

    The provision for income taxes for the year ended March 31, 1997 consists entirely of foreign taxes currently payable.

    The differences between the federal statutory and effective tax rates for the years ended March 31, 1997, 1996 and 1995 are as follows:

                              1997      1996      1995
                            ----------------------------

Federal statutory rate
   (benefit)                 35.0%    (34.0)%   (34.0)%
State tax rate (benefit),
   net of federal effect       5.6     (5.3)     (5.3)
Foreign tax rate (benefit)   (6.6)       0.2       1.0
Nondeductible items            4.8       0.7      12.1
Benefit of foreign net
   operating loss           (52.2)     (0.5)     (1.0)
Loss producing no
   current tax benefit        22.6      38.9      27.2
                            ----------------------------
Effective tax rate            9.2%      0.0%       0.0%
                            ----------------------------
                            ----------------------------

   The components of deferred income taxes included in the consolidated balance sheets at March 31, 1997 and 1996 are as follows (in thousands):

                                        1997       1996
                                    ---------------------
Deferred income tax
   liabilities                      $     -   $   (455)
Deferred income tax assets:
  Net operating loss
    carryforwards                     33,216    34,798
  Research and experimentation
    tax credits                        3,696     3,519
  Financial statement reserves
    and accruals not recognized
    for income tax purposes            4,602     5,125
  Capitalized research and
    experimentation costs                674         -
  Other                                1,089       905
                                    ---------------------
                                      43,377    44,347
Valuation allowance                  (43,377)  (43,892)
                                    ---------------------
Net deferred income tax assets      $     -   $     -
                                    ---------------------
                                    ---------------------

   Due to the uncertainty surrounding the realization of the favorable tax attributes in future years, the Company has placed a valuation allowance against its net deferred tax assets.

   At March 31, 1997, the Company had federal, state and foreign net operating loss carryforwards for income tax purposes of $82,506,000, $52,204,000 and $845,000, respectively, which expire at various dates from 1997 through 2012.

   At March 31, 1997, the Company had federal and state research and experimentation tax credits for income tax purposes of $3,021,000 and $675,000, respectively, which expire at various dates from 2003 through 2012.

   The Company's ability to use its net operating loss carryforwards and credits to offset future taxable income is subject to restrictions attributable to equity transactions that result in changes in ownership as defined by the Internal Revenue Code.

7. CREDIT FACILITY

    The Company has an overdraft/line of credit facility in the UK that is based upon qualifying receivables and certain other bank requirements for amounts up to a maximum credit limit of 1,850,000 pounds sterling (approximately $2.9 million at March 31, 1997). This facility bears interest at the rate of 2.75% over the bank's base rate, expires September 10, 1997 and is collateralized by substantially all the assets of MicroProse Ltd.

8. OTHER CURRENT LIABILITIES

   The components of other current liabilities at March 31, 1997 and 1996 consist of the following (in thousands):

                                          1997           1996
                                       -----------------------
Accrued customer promotion
   and deferred revenue                $ 1,279        $   991
Accrued accounts
     payable--other                      3,000          2,551
Other                                    2,843          2,486
                                       ----------------------
                                       $ 7,122        $ 6,028
                                       ----------------------
                                       ----------------------

9. LONG-TERM DEBT

    On October 2, 1995, the Company completed a private offering of $50.0 million face value Convertible Subordinated Notes (the "Notes") pursuant to Rule 144A of the Securities Act of 1933. The Notes, which bear interest at the rate of 6.5 percent per annum, will mature on September 15, 2002, and are convertible into shares of the Company's common stock at any time after 60 days following the latest date of original issuance at a conversion price of $15.84 per share, subject to adjustment based upon the occurrence of certain events. The Notes may be redeemed at the option of the Company subsequent to September 17, 1998, in whole or in part, at various declining redemption prices together with accrued interest thereon. The Notes may also be redeemed at the option of the holder at 100% upon the occurrence of certain events. Net proceeds to the Company were approximately $48.0 million, after associated issuance costs of approximately $2.0 million which are being amortized over the term of the Notes.

    In June 1996, the Company issued 750,000 shares of Series B and 1,168,860 shares of Series B-1 convertible preferred stock in exchange for subordinated notes with a face value of approximately $14.9 million. An extraordinary gain of approximately $2.7 million was realized on the retirement of the long-term debt.

    In July 1996, the Company repurchased subordinated notes with a face value of $4.0 million for approximately $2.9 million. An extraordinary gain of approximately $0.9 million was realized on the retirement of the long-term debt.

    In June 1996, the Company assumed certain debt related to the acquisition of real property and equipment from Leisuresoft GmbH (Note 3). These loans, which are denominated in German Deutsche Marks, bear interest at fixed rates of
6.15 percent and 7.55 percent per annum, are payable in monthly installments, and expire in September 1998 and October 2009, respectively. The loans are collateralized by the assets acquired and certain other assets of the Company. The aggregate loan payments for the five years after March 31, 1997 are $266,000, $237,000, $179,000, $179,000 and $179,000, respectively.

10. REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK:

    The Company has authorized 9,000,000 shares of preferred stock, $0.001 par value, of which 4,000,000 shares are designated Series A redeemable preferred stock (Series A Stock). At March 31, 1997 and 1996, there were 4,000,000 shares of Series A Stock outstanding. The Series A Stock is convertible into 196,078 shares of common stock and accrues dividends at an annual rate of 7%. Preferred stockholders receive one vote for each common share into which their preferred shares are convertible. The Series A Stock has a liquidation preference of $1.00 per share plus all accumulated but unpaid dividends and is redeemable for $1.00 per share plus all accumulated but unpaid dividends (i) at any time by the Company, (ii) commencing on September 24, 1997, for up to 50% of the Series A Stock until September 24, 1998, upon written demand of holders of the majority of Series A Stock, or (iii) in its entirety commencing on September 24, 1998, upon written demand of holders of the majority of Series A Stock.

    Shares of Series B and Series B-1 preferred stock are convertible into an equivalent number of common shares. Dividends on the Series B-1 preferred shares are non-cumulative and non-accruing, and shall be paid only at such time and such rate as determined by the Board of Directors. As of March 31, 1997, no dividends had been declared. Subject to the liquidation preference of the Series A preferred shares, the Series B-1 convertible preferred shares have a liquidation preference of $7.57 per share, plus all declared but unpaid dividends. Prior to March 31, 1997, 750,000 and 1,152,815 shares of Series B and Series B-1 preferred stock, respectively, were converted into common shares.

COMMON STOCK:

    On April 6, 1994, the Company completed a secondary offering of 2,545,000 shares of common stock which generated proceeds of approximately $20.0 million, net of underwriters' commissions and offering expenses.

    Beginning in November 1994 through December 13, 1994, the Company issued 2,070,039 shares of common stock pursuant to the exercise of warrants at prices ranging from $5.00 to $9.00 per share. This generated proceeds of approximately $10.2 million, net of associated issuance costs.

    On March 7, 1995, the Company completed a private placement of 700,000 shares of common stock pursuant to Regulation S of the Securities Act of 1933. This generated proceeds of approximately $8.2 million, net of associated issuance costs.

    During fiscal 1996, the Company issued 1,497,414 shares of common stock in a series of private placements which generated approximately $19.4 million in proceeds, net of associated issuance costs.

    In June 1996, the Company completed a private placement of 1,818,367 shares of common stock which generated approximately $9.7 million in proceeds, after discounts, commissions and other issuance costs.

TREASURY STOCK:

    In connection with the Company's fiscal 1994 merger with MicroProse, Inc., the Company obtained an option to purchase up to 1,833,576 shares of common stock held by the former Chief Executive Officer of MicroProse, at $5.00 per share. The option was exercised on December 2, 1994, and the Company accounted for this transaction as an acquisition of treasury stock.

COMMON STOCK WARRANTS:

    In fiscal 1994, the Company issued warrants to related parties to purchase an aggregate of 125,000 shares of common stock. During fiscal 1995, these warrants were exercised. In fiscal 1993, the Company issued certain noteholders of Paragon Software, a former subsidiary of MicroProse, 20,400 seven-year warrants to purchase common stock at $13.88 per share. The warrants expire on July 13, 1999 and none of the warrants have been exercised. Effective August 17, 1991, Grotech Investors and Corporate Venture Partners, L.P. received six-year warrants from MicroProse entitling them to purchase 270,833 shares at $9.00 per share. These warrants remain outstanding at March 31, 1997.

STOCK OPTION PLANS:

    The Company has reserved for the issuance of 5,536,506 shares of common stock under three plans under which options to purchase common stock may be granted to employees, directors and consultants.

    In March 1993, the Company adopted the 1992 Stock Option Plan (the "1992 Plan"). Options under this plan are immediately exercisable. Any shares issued upon the exercise of options under the 1992 Plan, however, are subject to repurchase by the Company at the original exercise price, upon the optionee's termination of employment prior to vesting in such shares. As of March 31, 1997, options on 86,746 shares are outstanding under the 1992 Plan. No additional options may be granted under the 1992 Plan.

    The Company maintains the 1994 Stock Option Plan (the "1994 Plan"). Options granted under the 1994 Plan may be granted either as incentive stock options, or as non-statutory options, and generally remain exercisable over a maximum of seven or 10 years from the grant date. Options granted under the 1994 Plan generally vest ratably over 48 to 60 months beginning six months after the vesting commencement date.

    In fiscal 1997, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). Under the terms of the 1996 Plan, non-statutory options may be granted which generally vest ratably over 36 to 60 months beginning six months after the vesting commencement date and which remain exercisable over a maximum of seven or 10 years from the grant date.
Option activity under these plans during fiscal 1997, 1996 and 1995 was as follows:

                                                                               OPTIONS OUTSTANDING
                                                           ---------------------------------------------
                                                                                              WEIGHTED
                                                                                               AVERAGE
                                                             AVAILABLE      AGGREGATE   EXERCISE PRICE
                                                             FOR GRANT         NUMBER        PER SHARE
                                                           ---------------------------------------------
  Balance at March 31, 1994                                   388,975      2,365,652        $     4.55

    Increase in options available for grant                 1,500,000              -                 -
    Granted                                                (1,736,699)     1,736,699              9.36
    Exercised                                                       -       (659,177)            (4.55)
    Canceled                                                  504,544       (504,544)            (3.80)
    Retired                                                  (317,922)             -                 -
                                                           ---------------------------------------------
  Balance at March 31, 1995                                   338,898      2,938,630              7.52

    Increase in options available for grant                 1,500,000              -                 -
    Granted                                                (1,811,200)     1,811,200             11.53
    Exercised                                                       -       (536,055)            (4.90)
    Canceled                                                  629,502       (629,502)            (8.09)
    Retired                                                  (111,810)             -                 -
                                                           ---------------------------------------------
  Balance at March 31, 1996                                   545,390      3,584,273              9.84

    Granted                                                (3,137,416)     3,137,416              5.93
    Exercised                                                       -       (173,202)            (3.96)
    Canceled                                                3,732,802     (3,732,802)           (10.20)
    Retired                                                   (54,222)             -                 -
                                                           ---------------------------------------------
  Balance at March 31, 1997                                 1,086,554      2,815,685        $     5.38
                                                           ---------------------------------------------
                                                           ---------------------------------------------

  At March 31, 1997, options to purchase 1,104,492 shares were exercisable at prices ranging from $0.39 to $13.25 per share. The weighted average fair values of stock options granted during fiscal 1997 and 1996 were $2.85 and $5.58, respectively

  In August 1995, the Company entered into an employment agreement with the Company's Chief Executive Officer whereby options to purchase 500,000 shares of common stock were granted. Under the terms of that agreement, the Company may be obligated to pay certain compensation to the Chief Executive Officer, contingent upon his continued employment through March 31, 1999, and the market price of the Company's common stock as of that date. As of March 31, 1997, the Company has accrued a liability of $1,448,000 related to this agreement.

  In June 1996, the Board of Directors of the Company approved the cancellation of the majority of outstanding stock options with an exercise price ranging from $6.50 to $19.13 per share and the re-grant of options to purchase an equivalent number of shares at $5.375 per share. A total of 1,927,408 options were canceled and re-granted.

EMPLOYEE STOCK PURCHASE PLAN:

  In fiscal 1995, the Company adopted the Employee Stock Purchase Plan (the "ESPP") under which employees may purchase shares of the Company's common stock at 85% of the lower of the fair market value of the common stock on either the first or last day of a six-month offering period. A total of 108,919, 68,059 and 55,970 shares of the Company's common stock were issued under the ESPP in fiscal 1997, 1996 and 1995, respectively, at prices ranging from $4.25 to $11.16 per share.

PRO FORMA INFORMATION:

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which established a fair value-based method for stock-based compensation plans. The Company has elected to continue following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees" with disclosures of pro forma net income and earnings per share under the SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock option and ESPP share grants subsequent to March 31, 1995 under the fair value method of SFAS No. 123.

The following table summarizes information with respect to stock options outstanding at March 31, 1997:

                                             OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                              -----------------------------------------------------      ----------------------------------
                                                    WEIGHTED            WEIGHTED                                WEIGHTED
                                                     AVERAGE             AVERAGE                                 AVERAGE
                               NUMBER OF    CONTRACTUAL LIFE      EXERCISE PRICE           NUMBER OF       EXERCISE PRICE
RANGE OF EXERCISE PRICES          SHARES              (YEARS)          PER SHARE              SHARES           PER SHARE
-----------------------------------------------------------------------------------      ----------------------------------
        $0.39-$3.78              77,064                6.04             $  0.48              71,693             $  0.46
        $4.25-$5.00             333,640                8.90             $  4.63              34,652             $  4.51
        $5.38-$5.38           2,150,144                7.89             $  5.38             888,079             $  5.38
        $5.56-$6.50             113,350                8.62             $  5.98              15,212             $  6.28
       $7.00-$13.25             141,487                6.40             $  9.38              94,856             $  9.71
-----------------------------------------------------------------------------------      ----------------------------------
       $0.39-$13.25           2,815,685                7.92             $  5.38           1,104,492             $  5.41
-----------------------------------------------------------------------------------      ----------------------------------
-----------------------------------------------------------------------------------      ----------------------------------

    The fair value of options and ESPP shares granted in fiscal 1997 and 1996 has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                EMPLOYEE
                               STOCK OPTIONS          ESPP SHARES
                              ---------------      ---------------
                               1997       1996     1997      1996
                              ---------------      ---------------
Expected volatility rate        60%       60%       60%       60%
Expected life
    (in years)                 4.0       4.0       0.5       0.5
Expected forfeiture rate        50%       50%        -         -
Average risk-free
    interest rates             6.4%      5.9%      5.4%      5.4%

     For purposes of pro forma disclosures, the estimated fair value of the options and stock participation shares is amortized to expense over the related vesting period. The pro forma effects on net income (loss) and per share data are as follows (in thousands, expected per share data):

                                                1997             1996
                                            --------------------------
Pro forma net income (loss)                 $  6,005        $ (40,811)
Pro forma net income (loss)
    per share                               $   0.21        $   (1.74)

    The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. As such, changes in the subjective assumptions can materially affect the fair value estimates and related impact on pro forma net income (loss) and per share data.

    The above pro forma effects on income (loss) may not be representative of the effects on net income (loss) for future years as option grants typically vest over several years and additional options are generally granted each year.

STOCKHOLDERS' RIGHTS PLAN:

    In February 1996, the Board of Directors adopted a Stockholders' Rights
Plan and declared a dividend of one preferred stock Purchase Right (a "Right") for each outstanding share of common stock. Such Rights only become exercisable, or transferable apart from the common stock, 10 business days after a person or affiliated group (an "Acquiring Person") acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company's common stock (with an exception up to 20% for existing stockholders who have filed Reports on Form 13D or 13G to acquire a "Triggering Position").

    Each Right may then be exercised to acquire one share of the Company's preferred stock at an exercise price of $35.00, subject to adjustment. Thereafter, upon the occurrence of certain events, the Rights entitle holders other than the Acquiring Person to acquire common stock having a value of twice the exercise price of the Rights.

    Alternatively, upon the occurrence of certain other events, the Rights entitle holders other than the Acquiring Person to acquire common stock of the Acquiring Person having a value of twice the exercise price of the Rights.

    The Rights may be redeemed by the Company at a redemption price of $.001 per Right at any time until the tenth business day following public announcement that a Triggering Position has been acquired or 10 business days after commencement of a tender or exchange offer. The Rights will expire on February 26, 2006.

11. COMMITMENTS AND CONTINGENCIES

LEASES:

    The Company leases office and warehouse space under non-cancelable operating leases expiring at various dates through the year 2004. Certain of the Company's leases provide for free rent periods and scheduled rent increases. Under such leases, rent expense is recognized on a straight-line basis over the term of the related leases. The difference between rent expense on a straight-line basis and cash payments for rent is accounted for as deferred rent. Rent expense was $1,987,000, $1,919,000 and $1,899,000 for fiscal years 1997, 1996 and 1995, respectively.

    At March 31, 1997, future minimum lease payments were as follows (in thousands):

    YEAR ENDING MARCH 31,
    1998                      $   1,608
    1999                          1,047
    2000                            821
    2001                            703
    2002                            701
    Thereafter                      730
                              ---------
                              $   5,610
                              ---------
                              ---------

UNITED SOFTWARE GMBH:

    In March 1993, MicroProse acquired United Software, GmbH ("United"). In September 1993, MicroProse became aware of several non-disclosed liabilities of United, including a claim by a German bank of approximately $2,000,000. MicroProse also became aware of the deterioration of the financial condition of the seller and the seller's parent (which had guaranteed the seller's obligations under the United purchase agreement) and by October 29, 1993, determined that the seller and its parent were incapable of complying with the guarantees and warranties included in the purchase agreement. Therefore, primarily as a result of the seller's nondisclosure of the bank debt described above and the misrepresentations as to the financial condition of the seller and its parent, MicroProse assessed its options and decided to rescind the agreement as provided under German law. On October 29, 1993, MicroProse notified the seller and its parent of the rescission of the March 1993 agreement. This action has resulted in a charge of approximately $4,900,000 which was recorded in the quarter ended September 30, 1993 (prior to MicroProse's merger with the Company). This charge consisted primarily of the original purchase price, asset write-offs of approximately $1.8 million and rescission-related liabilities of approximately $1.6 million. United and its parent company are now in receivership. The Company does not expect to incur material additional charges in connection with the rescission of the United purchase agreement or related matters.

12. DEFINED CONTRIBUTION PLANS

    The Company has defined contribution plans (the "Plans") in the United States pursuant to Section 401(a) of the Internal Revenue Code (the "Code") and in Europe. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the Plans after three to six months of continuous service. Participants may contribute a percentage of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The Plans allow participants to make contributions and provide for a matching contribution by the Company as a percentage of employee contributions.

    The Company's matching contributions under the Plans were $327,000, $820,000, and $435,000 in fiscal 1997, 1996 and 1995, respectively. Matching contributions vest based on the participant's length of service. In addition, the Company may make profit-sharing contributions at the discretion of the Board of Directors. There were no discretionary contributions in the three-year period ended March 31, 1997. All amounts contributed are deposited in a trust fund which is administered by the Company under the custody of a national fund service company. The Company has no other retirement or pension programs.

13. OTHER INCOME (EXPENSE), NET

    The components of other income (expense), net, for the years ended March 31, 1997, 1996 and 1995 consist of the following (in thousands):

                          1997           1996           1995
                       -------------------------------------
Interest income        $1,797         $1,118           $271
Interest expense       (2,631)        (2,495)          (814)
Gain on the sale of
  investment in FASA    1,895              -              -
Equity share of joint
  venture losses            -         (1,074)             -
Other income (expense)   (550)        (1,866)           619
                       -------------------------------------
                        $ 511        $(4,317)        $   76
                       -------------------------------------
                       -------------------------------------

14. RESTRUCTURING CHARGES

    During the year ended March 31, 1996, the Company approved a plan to restructure certain operations and accrued expenses of approximately $1.1 million estimated to be incurred in connection with this restructuring. The restructuring included severance costs related to the Company's downsizing efforts, reserves on inventories related to terminated affiliated label publishing agreements and charges to write down the net assets of the Company's wholly-owned Japanese subsidiary to their estimated realizable values.

15. SEGMENT INFORMATION

    The Company operates in one business segment. The Company's current operations are located primarily in North America and Europe. Information regarding geographic operations for the years ended March 31, 1997, 1996 and 1995 is as follows (in thousands):

-----------------------------------------------------------------------------------------------------
1997                      NORTH AMERICA         EUROPE          OTHER   ELIMINATIONS          TOTAL
-----------------------------------------------------------------------------------------------------
Net revenue:
    Customer                  $  36,522      $  62,687       $  1,044       $      -      $ 100,253
    Intercompany                 13,629          1,338              -        (14,967)             -
-----------------------------------------------------------------------------------------------------
    Total net revenue            50,151         64,025          1,044        (14,967)       100,253
Operating income (loss)          (4,445)         7,992            832              -          4,380
Identifiable assets              54,606         25,072            627              -         80,305

-----------------------------------------------------------------------------------------------------
1996                      NORTH AMERICA         EUROPE          OTHER   ELIMINATIONS          TOTAL
-----------------------------------------------------------------------------------------------------
Net revenue:
    Customer                  $  30,351      $  28,281       $  1,062       $      -      $  59,694
    Intercompany                  4,837          2,054              -         (6,891)             -
-----------------------------------------------------------------------------------------------------
    Total net revenue            35,188         30,335          1,062         (6,891)        59,694
Operating loss                  (34,383)          (356)          (785)             -        (35,524)
Identifiable assets              53,147         12,260            515              -         65,922

-----------------------------------------------------------------------------------------------------
1995                      NORTH AMERICA         EUROPE          OTHER   ELIMINATIONS          TOTAL
-----------------------------------------------------------------------------------------------------
Net revenue:
    Customer                  $  60,249      $  23,395         $  706       $      -      $  84,350
    Intercompany                  1,422          2,141              -         (3,563)             -
-----------------------------------------------------------------------------------------------------
    Total net revenue            61,671         25,536            706         (3,563)        84,350
Operating income (loss)         (18,116)           314           (325)             -        (18,127)
Identifiable assets              46,288         12,186            876              -         59,350

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Spectrum HoloByte, Inc.:

    We have audited the accompanying consolidated balance sheets of Spectrum HoloByte, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum HoloByte, Inc. and subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.



/s/ Coopers & Lybrand LLP
--------------------------

San Jose, California
April 28, 1997


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

    The following table lists the names, ages and position of all executive officers and directors of the Registrant Executive officers serve at the discretion of the Board of Directors.

          Name              Age                     Position
------------------------    ---     ----------------------------------------
Gilman G. Louie              36     Chairman of the Board

David C. Costine             56     Director

Vinod Khosla                 42     Director

Keith Schaefer               48     Director

Stephen M. Race              47     Director, Chief Executive Officer

Alden (Stretch) Andersen     47     Senior Vice President, Operations

Charles (Ken) Balthaser      57     Senior Vice President, Studios

Tim Christian                42     Managing Director, European Sales &
                                    Distribution

Jeffrey J. Forestier         40     Senior Vice President, Sales

Gregory S. Kennedy           35     Senior Vice President, Business and Legal
                                    Affairs and Secretary

Derek W. McLeish             49     Senior Vice President, Marketing

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is included under the caption "Ownership of Securities" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM S-K

(a) (1) FINANCIAL STATEMENTS - See the Consolidated Financial Statements and Financial Statement Schedule beginning on page 29 of this Form 10-K.

    (2) FINANCIAL STATEMENT SCHEDULE - See the Consolidated Financial Statements and Financial Statement Schedule beginning on page 49 of this Form 10-K.

    (3)  EXHIBITS - See Exhibit Index at page 51 of this Form 10-K.

(b) Current report on Form 8-K dated December 31, 1996.

(c) See Exhibit Index at page 51 of this Form 10-K.

(d) See the Consolidated Financial Statements and Financial Statement Schedule beginning on page 29 of this Form 10-K.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             SPECTRUM HOLOBYTE, INC.



                             By:  /s/ Stephen M. Race
                                  -------------------
                                  Stephen M. Race
Date:  June 27, 1997              CHIEF EXECUTIVE OFFICER, ACTING CHIEF
                                  FINANCIAL OFFICER AND DIRECTOR

PURSUANT TO THE REQUIREMENTS OF THE OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

   Signature                      Title                              Date
   ---------                      -----                              ----

/s/ Stephen M. Race
-------------------     Chief Executive Officer, Acting Chief   June 27, 1997
(Stephen M. Race)       Financial Officer and Director


WILLIAM E. MEYER*       Vice President, Corporate Controller    June 27, 1997
-----------------
(William E. Meyer)


GILMAN G. LOUIE*        Chairman of the Board of Directors      June 27, 1997
----------------
(Gilman G. Louie)


DAVID C. COSTINE*       Director                                June 27, 1997
-----------------
(David C. Costine)


VINOD KHOSLA*           Director                                June 27, 1997
-------------
(Vinod Khosla)


KEITH SCHAEFER*         Director                                June 27, 1997
---------------
(Keith Schaefer)


* By:/s/ Stephen M. Race
     ---------------------------------
    (Stephen M. Race, Attorney-in-Fact)

                                     SCHEDULE II

                               SPECTRUM HOLOBYTE, INC.
                          Valuation and Qualifying Accounts

                                    (in thousands)


ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS:
--------------------------------------------------

                      Balance at                             Balance at
                       Beginning     Charged to                 End
FISCAL YEAR ENDED:     of Period       Expense    Deductions  of Period
                      ----------     ----------   ---------- ----------

March 31, 1995          $  4,963      $  16,871    $  12,440   $  9,394
March 31, 1996             9,394         20,821       21,036      9,179
March 31, 1997             9,179         14,604       17,215      6,568

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Spectrum HoloByte, Inc.

Our report on the consolidated financial statements of Spectrum HoloByte, Inc. and subsidiaries is included on page 44 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page 49 of this Form 10-K.

In our opinion, the financial schedule referred to above when considered in relation to the basic financial statements, taken as a whole, present fairly, in all material respects, the information required to be included herein.




                                                 /s/ Coopers & Lybrand, L.L.P.
                                                 -----------------------------
                                                 COOPERS & LYBRAND, L.L.P.


San Jose, California
June 27, 1997

                             INDEX TO FORM 10-K EXHIBITS


   EXHIBIT
   NUMBER                                  DESCRIPTION                                           PAGE NO.
   -------                             -------------------                                       --------
    2.1       Agreement and Plan of Reorganization, dated as of July 14, 1993, as amended          +
              as of November 15, 1993, by and among MicroProse, Inc., MicroProse
              Merger Sub, Inc. and Spectrum HoloByte, Inc. (incorporated by reference to
              Exhibit 2 of MicroProse, Inc.'s Registration Statement on Form S-4, File No.
              33-72216, filed on November 29, 1993). . . . . . . . . . . . . . . . . . . . . .

    2.2       Amendment No. 1 to Amended and Restated Agreement and Plan of                        +
              Reorganization, dated November 28, 1993. . . . . . . . . . . . . . . . . . . . .

    2.3       Agreement and Plan of Reorganization, dated as of September 14, 1992, by             +
              and between Spectrum HoloByte, Inc. and Sphere, Inc. . . . . . . . . . . . . . .

    2.4       Stock Purchase and Exchange Agreement by and among Spectrum HoloByte,                +
              Inc., SimTex Software Corporation, Stephen Barcia and Maria Barcia, dated as of June 6, 1995 (incorporated by reference to Exhibit 2.1 of Spectrum
              HoloByte, Inc.'s Form 8-K filed on June 27, 1995). . . . . . . . . . . . . . . .

    3.1       Certificate of Incorporation of the Registrant . . . . . . . . . . . . . . . . .     +

    3.2       Amended Bylaws of Registrant . . . . . . . . . . . . . . . . . . . . . . . . . .     +

    4.1       Specimen Common Stock Certificate of the Registrant. . . . . . . . . . . . . . .     +

    4.2       Warrants issuable to the Grotech Investors and Corporate Venture Partners,           +
              L.P., dated as of October 17, 1991 . . . . . . . . . . . . . . . . . . . . . . .

    4.3       Form of Warrant issuable to Paragron Investors, dated July 1992. . . . . . . . .     +

    4.4       Amended and Restated Investor Rights Agreement, dated December 8, 1993 . . . . .     +

    4.5       Form of Warrant, issued to Ince & Co. (incorporated by reference to                  +
              Exhibit 4.8 of Spectrum HoloByte, Inc.'s Form 10-Q filed on
              December 31,1994). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   10.1       Sterling Overdraft and Barclays Tradeline Facilities between MicroProse              +
              Limited and Barclays Bank PLC, dated July 2, 1993 (incorporated by reference to Exhibit of same number of MicroProse, Inc.'s Annual Report on
              Form 10-K filed on July 14, 1993). . . . . . . . . . . . . . . . . . . . . . . .

   10.2       Sterling Overdraft and Barclays Tradeline Facilities between MicroProse              +
              Limited and Barclays Bank PLC, dated July 2, 1993, as amended. . . . . . . . . .

   10.3       Agreement between MicroProse, Inc. and WordStar International                        +
              Corporation, dated May 23, 1991 (incorporated by reference to Exhibit 10.6 of MicroProse, Inc.'s Registration Statement on Form S-1, File No. 33-42238,
              filed on August 13, 1991). . . . . . . . . . . . . . . . . . . . . . . . . . . .



   EXHIBIT
   NUMBER                                  DESCRIPTION                                           PAGE NO.
   -------                             -------------------                                       --------
   10.4       MicroProse, Inc. 1991 Employee Stock Option Plan, as amended and restated. . . .     +

   10.5       Lease Agreement between MicroProse, Inc. and Lakefront Limited                       +
              Partnership, dated July 9, 1987, as amended (incorporated by reference to
              Exhibit 10.11 of MicroProse, Inc.'s Registration Statement on Form S-1, File
              No. 33-42238, filed on August 13, 1991). . . . . . . . . . . . . . . . . . . . .

   10.6       Second Amendment to Lease Agreement between MicroProse, Inc. and                     +
              Lakefront Limited Partnership III, dated June 12, 1992 (incorporated by reference to Exhibit 10.14 of MicroProse, Inc.'s Annual Report on Form 10-K
              filed on July 14, 1993). . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   10.7       Lease Agreement between MicroProse, Inc. and Saft America, Inc., dated               +
              March 19, 1991 (incorporated by reference to Exhibit 10.12 of MicroProse,
              Inc.'s Registration Statement on Form S-1, File No. 33-42238, filed on
              August 13, 1991) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   10.8       Lease Agreement between Ashpalm PLC and MicroProse Unlimited, dated                  +
              June 9, 1993 (incorporated by reference to Exhibit 10.16 of MicroProse, Inc.'s
              Annual Report on Form 10-K filed on July 14, 1993) . . . . . . . . . . . . . . .

   10.9       Lease Agreement by and between MicroProse Limited and ARC Limited,                   +
              dated September 25, 1992 (incorporated by reference to Exhibit 10.17 of
              MicroProse, Inc.'s Annual Report on Form 10-K filed on July 14, 1993). . . . . .

   10.10      Underlease Agreement between MicroProse Limited and London and                       +
              Metropolitan Investments Limited, dated May 11, 1993 (incorporated by reference to Exhibit 10.18 of MicroProse, Inc.'s Annual Report on Form 10-K
              filed on July 14, 1993). . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   10.11      Consulting and Product Development Agreement between MicroProse, Inc.                +
              and Sidney K. Meier, dated August 12, 1991 (incorporated by reference to
              Exhibit 10.17 of MicroProse, Inc.'s Registration Statement on Form S-1, File
              No. 33-42238, filed on August 13, 1991). . . . . . . . . . . . . . . . . . . . .

   10.12      Option Agreement and Irrevocable Proxy by and among Spectrum HoloByte,               +
              Inc., John W. Stealey, Sr. and MicroProse, Inc. (incorporated by reference to
              Exhibit 99.2 of MicroProse, Inc.'s Report on Form 8-K filed on July 7, 1993) . .

   10.13      Consulting Services Agreement between MicroProse, Inc. and John W.                   +
              Stealey, Sr., dated June 22, 1993 (incorporated by reference to Exhibit 10.38 of MicroProse, Inc.'s Annual Report on Form 10-K filed on July 14, 1993) . . . .

   10.14      Master Lease Agreement between General Electric Capital Corporation and              +
              MicroProse, Inc., dated December 31, 1992 (incorporated by reference to
              Exhibit 10.41 of MicroProse, Inc.'s Annual Report on Form 10-K filed on
              July 14, 1993) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   10.15      Lease Agreement between Ashpalm PLC and MicroProse Unlimited, dated                  +


   EXHIBIT
   NUMBER                                  DESCRIPTION                                           PAGE NO.
   -------                             -------------------                                       --------
              August 8, 1989 (incorporated by reference to Exhibit 10.13 to MicroProse,
              Inc.'s Registration Statement on Form S-1, File No. 33042238, filed on
              August 13, 1991) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   10.16      Lease Agreement between Paragon Alameda Gateway Associates, Ltd. and                 +
              Sphere, Inc., dated May 5, 1992. . . . . . . . . . . . . . . . . . . . . . . . .

   10.17      Underlease Agreement between MicroProse Limited and Thamsedown                       +
              Computer Supplies Limited, dated 1993. . . . . . . . . . . . . . . . . . . . . .

   10.18      Merchandising License Agreement between Paramount Pictures Corporation               +*
              and Sphere, Inc. dated October 1, 1991 . . . . . . . . . . . . . . . . . . . . .

   10.19      License Agreement between V/O Electronorgtechnica, Moscow and Sphere,                +*
              Inc., dated June 1, 1990, and all amendments thereto . . . . . . . . . . . . . .

   10.20      Super Tetris License Agreement between A/O Elorg and Sphere, Inc., dated             +*
              September 1, 1991. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   10.21      Master Lease Agreement between General Electric Corporation and                      +
              MicroProse Software, Inc., dated December 31, 1992 (incorporated by reference to Exhibit 10.44 to MicroProse, Inc.'s Annual Report on Form 10-K
              filed on July 14, 1993). . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   10.22      First Amendment to Lease between Paragon Alameda Gateway Associates,                 +
              Ltd. and Sphere, Inc., dated July 28, 1992 . . . . . . . . . . . . . . . . . . .

   10.23      Master Lease Agreement between Comdisco, Inc. and Spectrum HoloByte,                 +
              Inc., dated December 16, 1992. . . . . . . . . . . . . . . . . . . . . . . . . .

   10.24      Security and Loan Agreement among Spectrum HoloByte, Inc., MicroProse                +
              Software, Inc. and Imperial Bank, dated as of December 30, 1993. . . . . . . . .

   10.25      Security and Loan Agreement among Spectrum HoloByte, Inc., MicroProse                +
              Software, Inc. and Imperial Bank, dated as of December 30, 1993, as amended (incorporated by reference to Exhibit 10.89 and 10.90 of Spectrum
              HoloByte, Inc.'s Form 10-Q filed on December 31, 1994) . . . . . . . . . . . . .

   10.26      Spectrum HoloByte, Inc. 1992 Stock Option Plan . . . . . . . . . . . . . . . . .     +

   10.27      MicroProse, Inc. 1994 Employee Stock Purchase Plan . . . . . . . . . . . . . . .     +

   10.28      401(k) Plan of the Company . . . . . . . . . . . . . . . . . . . . . . . . . . .     +

   10.29      Form of Indemnification Agreement between the Company and each of its                +
              officers and directors . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   10.30      Amended and Restated Employment and Consulting Agreement between                     +
              Patrick S. Feely and the registrant, dated December 13, 1994 (incorporated by reference to Exhibit 10.90 of Spectrum HoloByte, Inc.'s Form 10-Q filed on


   EXHIBIT
   NUMBER                                  DESCRIPTION                                           PAGE NO.
   -------                             -------------------                                       --------
              December 31, 1994) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   11.1       Statement Re: Computation of Earnings Per Share. . . . . . . . . . . . . . . . .

   16.1       Letter from Ernst & Young regarding change in certifying accountant                  +
              (incorporated by reference to Exhibit 7(c)(3) of the Company's Amendment
              No. 2 to Form 8-K filed on March 22, 1994) . . . . . . . . . . . . . . . . . . .

   21.1       Subsidiaries of Company. . . . . . . . . . . . . . . . . . . . . . . . . . . . .

   23.1       Consent of Coopers & Lybrand, L.L.P. . . . . . . . . . . . . . . . . . . . . . .

   27.1       Statement Re: Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . .


+   Incorporated by reference to an exhibit to the Company's Registration
Statement on Form S-1 (Registration No. 33-75408), as amended.

*   Confidential treatment granted as to certain portions of these exhibits.