Form 10-Q
period 1997-06-30
SPECTRUM HOLOBYTE INC
filed 1997-08-14
CIK 878197

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                              ---------------------



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 1997        Commission File Number:  0-19463
                   -------------

                             SPECTRUM HOLOBYTE, INC.
                             -----------------------
              Exact Name of registrant as specified in its charter


Delaware                                                              52-1728656
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
Incorporation or organization)                                           Number)


2490 Mariner Square Loop, Suite 100, Alameda, CA                           94501
------------------------------------------------                     -----------
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

Yes  X    No
    ---      ---



     28,328,927 shares of Common Stock were outstanding as of July 31, 1997.

                             SPECTRUM HOLOBYTE, INC.


                                TABLE OF CONTENTS




                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets at June 30 and
             March 31, 1997                                                  3

          Consolidated Statements of Operations for the three
             months ended June 30, 1997 and 1996                             4

          Consolidated Statements of Cash Flows for the three
             months ended June 30, 1997 and 1996                             5

          Notes to Consolidated Financial Statements                         6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      8

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  18

SIGNATURES                                                                  20

EXHIBITS                                                                    21

                             SPECTRUM HOLOBYTE, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         JUNE 30,      MARCH 31,
                                                           1997          1997
                                                        -----------   ----------
                                                        (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                            $  41,163     $  47,110
   Accounts receivable, less allowances
     of $5,984 and $6,568 at June 30
     and March 31, 1997, respectively                       5,134         7,891
   Inventories                                              3,251         4,042
   Prepaid royalties                                        4,400         2,139
   Other current assets                                     1,281         1,958
                                                        ---------     ---------
   Total current assets                                    55,229        63,140

Property, plant and equipment, net                          7,860         7,802
Goodwill, net                                                 805           892
Investments                                                 3,445         6,050
Other assets                                                1,982         2,421
                                                        ---------     ---------
                                                        $  69,321     $  80,305
                                                        ---------     ---------
                                                        ---------     ---------
LIABILITIES, REDEEMABLE PREFERRED
  STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $   2,669     $   3,508
   Salaries, wages and related accruals                     4,224         6,337
   Royalties payable                                        1,578         1,840
   Other current liabilities                                7,529         7,122
                                                        ---------     ---------
   Total current liabilities                               16,000        18,807

Other liabilities                                           1,382         1,280
Long-term debt                                             32,499        32,739
                                                        ---------     ---------
Total liabilities                                          49,881        52,826
                                                        ---------     ---------

Redeemable preferred stock, $0.001 par value,
   4,000 shares designated Series A issued and
   outstanding, redemption and liquidation amount
   of $5,330 and $5,260 at June 30 and
   March 31, 1997, respectively                             5,881         5,881

Stockholders' equity:
   Preferred stock, $0.001 par value, 9,000 shares
     authorized (of which 4,000 shares have
     been designated Series A), 16 Series B-1
     convertible shares issued and outstanding at
     June 30 and March 31, 1997                                -              -
   Common stock, $0.001 par value, 40,000 shares
     authorized, 28,329 and 28,287 shares issued
     and outstanding at June 30 and March 31, 1997,
     respectively                                              29            29
   Additional paid-in capital                             142,739       142,558
   Accumulated deficit                                   (128,780)     (120,468)
   Foreign currency translation adjustment                   (429)         (521)
                                                        ---------     ---------
   Total stockholders' equity                              13,559        21,598
                                                        ---------     ---------
                                                        $  69,321     $  80,305
                                                        ---------     ---------
                                                        ---------     ---------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                             SPECTRUM HOLOBYTE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                       -------------------------
                                                         1997            1996
                                                       --------       ----------
Net revenue                                            $ 13,580       $ 13,072
Cost of revenue                                           5,778          4,899
                                                       --------       --------
Gross profit                                              7,802          8,173

Operating expenses:
     Sales and marketing                                  4,181          4,582
     General and administrative                           3,173          3,672
     Research and development                             5,863          5,688
                                                       --------       --------
              Total operating expenses                   13,217         13,942
                                                       --------       --------

Operating loss                                           (5,415)        (5,769)
Interest expense, net                                      (151)          (481)
Other income (expense), net                              (2,746)         2,067
                                                       --------       --------
Loss before extraordinary item                           (8,312)        (4,183)
Extraordinary item, net of tax effect                        -           2,668
                                                       --------       --------
Net loss                                               $ (8,312)      $ (1,515)
                                                       --------       --------
                                                       --------       --------

Per share data:
  Loss before extraordinary item                       $  (0.30)      $  (0.18)
  Extraordinary item, net of tax effect                      -            0.11
                                                       --------       --------
  Net loss                                             $  (0.30)      $  (0.07)
                                                       --------       --------
                                                       --------       --------

Number of shares used in computation of
  per share data                                         28,304         24,384
                                                       --------       --------
                                                       --------       --------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                             SPECTRUM HOLOBYTE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 1997           1996
                                                              ----------     ----------
OPERATING ACTIVITIES:
Net loss                                                      $ (8,312)      $ (1,515)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                                1,031            906
    Minority interest in joint venture losses                      (18)            23
    Gain on sale of investment in FASA                               -         (1,895)
    Loss on write-down of investment in TEN                      2,605              -
    Extraordinary gain on extinguishment of long-term debt           -         (2,668)
    Changes in assets and liabilities:
       Accounts receivable                                       2,893          3,356
       Inventories                                                 854            250
       Prepaid royalties                                        (1,812)          (684)
       Other current assets                                        684            400
       Accounts payable                                           (868)          (840)
       Salaries, wages and related accruals                     (2,133)          (349)
       Royalties payable                                          (277)          (128)
       Other current liabilities                                   (23)           (99)
       Other liabilities                                           132            (19)
                                                              --------       --------
Net cash used in operating activities                           (5,244)        (3,262)

INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment                     (613)          (715)
Acquisition of certain net assets of
  Leisuresoft GmbH, net of cash acquired                             -           (820)
Proceeds from sale of investment
 in FASA Interactive Technologies                                    -            570
Investment in Virtual World Entertainment Group, Inc.                -           (570)
                                                              --------       --------
Net cash used in investing activities                             (613)        (1,535)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of
  issuance costs                                                   181          9,744
Repayments under notes and lines of credit                        (122)          (504)
Principal payments on capital lease obligations                    (72)          (168)
                                                              --------       --------
Net cash provided by (used in) financing activities                (13)         9,072
Effect of exchange rate changes on cash                            (77)           (95)
                                                              --------       --------
Increase (decrease) in cash and cash equivalents                (5,947)         4,180
Cash and cash equivalents at beginning of period                47,110         35,369
                                                              --------       --------
Cash and cash equivalents at end of period                    $ 41,163       $ 39,549
                                                              --------       --------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest                                        $     41       $     19
Cash paid for income taxes                                          79              2

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                             SPECTRUM HOLOBYTE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements are the unaudited historical financial statements of Spectrum HoloByte, Inc. and subsidiaries (the "Company") and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of interim period results. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, as filed with the Securities and Exchange Commission on June 30, 1997. The March 31, 1997 consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

For the purposes of presentation, the Company has indicated its interim fiscal periods as ended on June 30, 1997 and 1996 and its prior fiscal year as ended on March 31, 1997. As the Company's annual fiscal period is accounted for on a 52-53 week year, the interim period financial statements included herein represent interim results through June 27, 1997 and June 30, 1996, respectively, and the end of the prior fiscal year included herein represents amounts as of March 30, 1997.


NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventories at June 30, 1997 and March 31, 1997 consisted of (in thousands):

                                      JUNE 30,      MARCH 31,
                                        1997          1997
                                      -----------------------
          Raw materials               $   509       $   413
          Finished goods                2,742         3,629
                                      -----------------------
                                      $ 3,251       $ 4,042
                                      -----------------------
                                      -----------------------


NOTE 3.  INVESTMENT

In fiscal 1996 and 1997, the Company made minority equity investments of $2.6 million in Total Entertainment Network, Inc ("TEN"). These cost-basis investments were made pursuant to an investment and licensing arrangement whereby the Company committed to allow certain of the Company's future titles to be played over the Total Entertainment Network. In conjunction with the planned refinancing of TEN, the Company recorded a $2.6 million charge in the first quarter of fiscal 1998 to write-down its investment as management estimated that a decline in fair value had occurred that was other than temporary in nature. The charge is included in other income and expense in the accompanying consolidated statement of operations.

NOTE 4.  NET LOSS PER SHARE

Net loss per share has been computed by dividing the net loss by the weighted average number of common shares outstanding during each period. For the three-month periods ended June 30, 1997 and 1996, cumulative preferred dividends on Series A preferred stock of $70,000 have been added to the net loss in the computation of net loss per share. Common stock equivalents are excluded from the computations of net losses per share for each period presented as their effect would be antidilutive.

                             SPECTRUM HOLOBYTE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5.  DERIVATIVES

The Company enters into foreign exchange forward contracts to hedge certain foreign currency denominated balances against changes in rates of exchange. These contracts require the Company to exchange foreign currencies and generally mature within three months. Contracts that are inversely correlated to the risk of the hedged item and are designated and effective as a hedge of transactions for which a firm commitment has been attained qualify for hedge accounting. Gains and losses on these contracts are deferred and recognized in income in the same period that the underlying transactions are settled. If an instrument ceases to qualify for hedge accounting, any subsequent gains and losses are recognized as income in the current period. The Company does not use any derivatives for trading or speculative purposes.

NOTE 6.  RECENT PRONOUNCEMENT

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. The Company will report its earnings per share in accordance with this standard beginning with the three-month period ending December 31, 1997.

                             SPECTRUM HOLOBYTE, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated historical financial information and the notes thereto included in ITEM 1 of this Quarterly Report and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, as filed with the Securities and Exchange Commission on June 30, 1997.

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

See additional discussion in "Risk Factors" below.

OPERATING RESULTS

Consolidated net revenue for the three-month periods ended June 30, 1997 and 1996 consisted of the following (dollars in thousands):

                                                                                      % OF CONSOLIDATED
                                             AMOUNT                                      NET REVENUE
                                     -----------------------                        ---------------------
                                       1997           1996          % CHANGE         1997           1996
                                     -----------------------       ----------       ---------------------
   By Territory:
     North America                   $  3,435       $  7,245         -52.6%          25.3%          55.4%
     International                     10,145          5,827          74.1%          74.7%          44.6%
                                     -----------------------                        ---------------------
     Consolidated                    $ 13,580       $ 13,072           3.9%         100.0%         100.0%
                                     -----------------------                        ---------------------
                                     -----------------------                        ---------------------

   By Platform/Type:
      CD-ROM                         $ 10,845       $  8,939          21.3%          79.9%          68.4%
      Videogame                           276          2,621         -89.5%           2.0%          20.0%
      Licensing/OEM                     1,080          1,512         -28.6%           8.0%          11.6%
      Distribution                      1,124              -             -            8.3%             -
      Floppy disk and other               255              -             -            1.8%             -
                                     -----------------------                        ---------------------
      Consolidated                   $ 13,580       $ 13,072           3.9%         100.0%         100.0%
                                     -----------------------                        ---------------------
                                     -----------------------                        ---------------------


The increase in consolidated net revenue during the first quarter of fiscal 1998 was due largely to the release of STAR TREK: GENERATIONS, which accounted for 34% of consolidated net revenue, combined with the strong sales of the back-catalogue titles GRAND PRIX II and SID MEIER'S CIVILIZATION II ("CIVILIZATION II"). In the first quarter of fiscal 1997, the Company released two new products, TOP GUN: FIRE AT WILL and GUNSHIP 2000 (both for the Sony PlayStation) which combined, accounted for 17% of consolidated net revenue. The decline in North American net revenue was due principally to the prior year success of CIVILIZATION II (which was released in

                             SPECTRUM HOLOBYTE, INC.


the fourth quarter of fiscal 1996) and the U.S. release of the Sony PlayStation title TOP GUN: FIRE AT WILL in the first quarter of fiscal 1997. The increase in the amount and proportion of international net revenue was mostly due to European shipments of STAR TREK: GENERATIONS and GRAND PRIX II and distribution revenue generated from Leisuresoft GmbH ("Leisuresoft"), a majority-owned subsidiary acquired early in fiscal 1997.

The decline in videogame revenue in the first quarter of fiscal 1998 was due to the release of two videogame console titles in the prior year as compared to no titles released in fiscal 1998. The two fiscal 1997 titles (both for the Sony PlayStation) were TOP GUN: FIRE AT WILL and GUNSHIP 2000. The decline in first quarter license/OEM revenue was due largely to the cancellation of a certain OEM distribution agreement.

Distribution revenue includes shipments of computer software and related products published or manufactured by third parties and distributed by the Company. Substantially all of the distribution revenue generated in the first quarter of fiscal 1998 related to shipments by Leisuresoft.

Net revenue in the first quarter of fiscal 1998 was also favorably impacted by a percentage decrease in the provisions recorded for returns and markdowns. This decrease was due largely to a focused effort to better manage the Company's products in the distribution channel.

Gross profit for the three-month periods ended June 30, 1997 and 1996 consisted of the following (dollars in thousands):

                                                                                      % OF CONSOLIDATED
                                              AMOUNT                                     NET REVENUE
                                     ------------------------                       ---------------------
                                       1997           1996          % CHANGE         1997           1996
                                     --------       ---------       --------        -------        ------
   Gross profit                       $ 7,802        $ 8,173          -4.5%          57.5%          62.5%

Gross profit as a percent of consolidated net revenue declined in the first quarter of fiscal 1998 due primarily to the consolidation of Leisuresoft's lower-margin wholesale operation and a higher percentage of royalties paid to third-party developers, primarily for STAR TREK: GENERATIONS. This compares to a lower royalty rate associated with CIVILIZATION II, the top selling title in the first quarter of fiscal 1997.

Partially offsetting the decrease in gross profit were the reduced sales of lower-margin Sony PlayStation titles and a reduction in the amount provided for in-house and channel inventory reserves. The Company believes that gross profit could be adversely impacted in future periods by an increased proportion of distribution revenue, increased license royalties and competitive pricing pressures.

The following table sets forth operating expenses, interest and other income (expense) and extraordinary items for the three-month periods ended June 30, 1997 and 1996 (dollars in thousands):

                                                                                           % OF CONSOLIDATED
                                                   AMOUNT                                     NET REVENUE
                                           ----------------------                        ---------------------
                                             1997           1996         % CHANGE         1997           1996
                                           ----------------------        --------        ---------------------
Sales and marketing                        $ 4,181        $ 4,582          -8.8%          30.8%          35.1%
General and administrative                   3,173          3,672         -13.6%          23.3%          28.1%
Research and development                     5,863          5,688           3.1%          43.2%          43.5%
                                           ----------------------                        ---------------------
   Total operating expenses                $13,217        $13,942          -5.2%          97.3%         106.7%
                                           ----------------------                        ---------------------
Interest and other income (expense)        $(2,897)       $ 1,586             -          -21.3%          12.1%
                                           ----------------------                        ---------------------
Extraordinary item, net of tax effect            -        $ 2,668         100.0%             -           20.4%
                                           ----------------------                        ---------------------
                                           ----------------------                        ---------------------

                             SPECTRUM HOLOBYTE, INC.


The decrease in sales and marketing expense in the first quarter of fiscal 1998 was largely due to a decline in variable marketing costs, the consolidation of certain redundant domestic sales and marketing functions and the reduction of certain trade show costs. The reduction in variable marketing costs was due to fewer new product releases in the first quarter of fiscal 1998 and higher fiscal 1997 promotional costs related to the launch of CIVILIZATION II (released late in fiscal 1996).

The reduction in general and administrative spending in the first three months of fiscal 1998 included decreased charges for bad debt expense ($430,000) offset partially by an increase in European incentive compensation. The prior year's bad debt provision included a domestic charge of $750,000 due to concerns regarding the credit-worthiness of certain domestic distributors.

The increase in research and development costs in the current year included additional outside labor costs incurred as the Company increased its efforts to release STAR TREK: GENERATIONS and recruiting and relocation costs related to certain management positions. These increases were partially offset by a reduction in the write-off of development advances associated with projects cancelled in the first quarter of the prior year.

The change in other income (expense) includes the following: 1) in the first quarter of fiscal 1998, a $2.6 million charge was recorded to write-down the Company's investment in Total Entertainment Network, Inc. due to management's estimate that a decline in fair value had occurred that was other than temporary in nature, 2) a $1.9 million gain was recorded in the same period of the prior year related to the sale of the Company's investment in FASA Interactive Technologies, Inc., and 3) lower interest costs were incurred in the first quarter of fiscal 1998 due to the retirement of $18.9 million in debt in the prior year.

The extraordinary item recorded in the prior year reflects the gain realized upon the conversion to equity of a portion of the Company's Subordinated Notes at a discount from face value.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased to $39.2 million and cash decreased $5.9 million to approximately $41.2 million during the first quarter of fiscal 1998. The main uses of funds in the first quarter of fiscal 1998 were to fund operating losses and short-term royalty advances.

The Company generated negative cash flows from operations during the first quarter of fiscal 1998 mostly due to the net loss generated, net of the non-cash loss on the write-down of the Company's investment in TEN. Operating cash was also used to pay royalty advances to Team 17, a developer and publisher of entertainment software, and annual employee bonuses earned in fiscal 1997. Partially offsetting these decreases was an increase in cash due to a decline in receivables from strong collections of revenue generated in the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998.

The Company has an overdraft/line of credit facility in the UK that is based upon qualifying receivables and certain other bank requirements for amounts up to a maximum credit limit of 1,850,000 pounds sterling (approximately $3.1 million at June 30, 1997). This facility bears interest at the rate of 2.75% over the bank's base rate, and expires September 10, 1997. There can be no assurance that the Company will be able to renegotiate this facility upon its expiration or that any additional borrowing facilities will be made available to the Company on acceptable terms.

The Company has authorized 9,000,000 shares of preferred stock, $0.001 par value, of which 4,000,000 shares are designated Series A redeemable preferred stock (Series A Stock). At June 30 and March 31, 1997 there were 4,000,000 shares of Series A Stock outstanding. The Series A Stock is convertible into 196,078 shares of common stock and accrues dividends at an annual rate of 7%. Preferred stockholders receive one vote for each common share into which their preferred shares are convertible. The Series A Stock is redeemable for $1.00 per share plus all accumulated but unpaid dividends ($5.3 million as of June 30, 1997) (i) at any time by the Company, (ii) commencing on September 24, 1997, for up to 50% of the Series A Stock until September 24, 1998, upon written demand of holders of the majority of Series A Stock, or (iii) in its entirety commencing on September 24, 1998, upon written demand of holders of the majority of Series A Stock.

Management believes that existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet the Company's liquidity and capital needs for at least the next 12 months.

                             SPECTRUM HOLOBYTE, INC.


RISK FACTORS

THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS PROSPECTS.

OPERATING RESULTS. The Company reported a net loss for the quarter ended June 30, 1997 of $8.3 million, or $0.30 per share. Although the Company reported net income for the year ended March 31, 1997 of $8.0 million or $0.28 per share, the Company had net losses of approximately $39.8 million and $18.1 million in fiscal years 1996 and 1995, respectively. There can be no assurance that the Company's business strategies and tactics will be successful and that the Company will be able to generate profitability in future quarterly or annual periods.

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

SIGNIFICANT LEVERAGE. As of June 30, 1997, the Company had outstanding indebtedness for borrowed funds of approximately $32.5 million and cumulative manditorily redeemable preferred stock of $5.9 million. This substantial leverage will have several important consequences for the Company's future operations, including the following: (i) a substantial portion of the Company's cash flows from operations will be dedicated to the payment of interest on, and principal of, its indebtedness; (ii) the Company's ability to obtain additional financing in the future for capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; and (iii) the Company's ability to withstand competitive pressures, adverse economic conditions and adverse changes in governmental regulations and to make acquisitions or otherwise take advantage of significant business opportunities that may arise may be negatively impacted.

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

                             SPECTRUM HOLOBYTE, INC.


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

DEPENDENCE ON NEW PRODUCT INTRODUCTIONS; PRODUCT DELAYS. A significant portion of the Company's fiscal year revenue is generated by products introduced during that fiscal year. The Company depends on both the timely introduction of successful new products or sequels to existing products to replace declining revenue from older products and continued revenue from back-catalogue products. If for any reason revenue from new products or other activities fails to replace declining revenue from existing products, or if revenue from back-catalogue titles declines significantly, the Company's business, operating results and financial condition may be materially and adversely affected. In order to maintain or grow its current revenue levels, the Company believes it will be necessary to develop or obtain rights to new products that achieve and sustain market acceptance, are developed for the appropriate platforms and are introduced in a timely manner. The Company is continuing to devote considerable resources toward the development of new products and has secured rights to intellectual properties owned by third parties. As is typical in the industry, while the Company maintains internally developed release schedules, there can be no assurance that new products under development will be released on schedule or at all, or that any such products will generate significant revenue. Historically, the Company has frequently missed product release schedules. To the extent that major new products are not released on schedule, both net revenue and gross profit are likely to be materially and adversely affected. In addition, as access to distribution channels and retail shelf space becomes increasingly competitive, the Company's ability to produce and bring to market new and compelling products in a timely fashion plays an increasingly important role in the Company's ability to retain adequate access to these channels and retail shelf space.

The Company's current production schedules contemplate that the Company will commence shipments of a number of new products in fiscal 1998 and 1999. As with any software product, however, until all aspects of the development and initial distribution of a game are completed, there can be no assurance of its release date. Release dates will vary depending on quality assurance testing and other development factors. If the Company were unable to commence volume shipments of a significant new product during the scheduled quarter, the Company's revenue and earnings would likely be materially and adversely affected in that quarter. In the past, the Company has experienced significant delays in the introduction of certain new products. It is likely in the future that certain new products will not be released in accordance with the Company's internal development schedule or the expectations of public market analysts and investors. A significant delay in the introduction of, or the presence of a defect in, one or more new products could have a materially and adversely effect on the ultimate success of such products and on the Company's business, operating results and financial condition, particularly in the quarter in which such products are scheduled to be introduced.

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

                             SPECTRUM HOLOBYTE, INC.


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

COMPETITION. The entertainment software industry is intensely competitive and in the process of consolidation. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than those of the Company. The Company competes primarily with other developers of PC entertainment and video game entertainment software. Significant competitors of the Company in the entertainment software industry include Electronic Arts, CUC International, Lucas Arts, Interplay, GT Interactive, Acclaim Entertainment, Broderbund Software, and Virgin Interactive. The success of one or more of these companies or the entry and participation of new companies, including diversified entertainment companies, may adversely affect the Company's future performance. The availability of significant financial resources has become a major competitive factor in the entertainment software industry, principally as a result of the technical sophistication of advanced multimedia computer game products requiring substantial investments in research and development and the increasing need to license products and rights to use other intellectual properties from third parties. Also, competitors with large product lines and popular titles typically have greater leverage with retailers and distributors and other customers who may be willing to promote titles with less consumer appeal in addition to such competitors' most popular titles.

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

                             SPECTRUM HOLOBYTE, INC.


CONCENTRATION OF CUSTOMER BASE; RISK OF CUSTOMER BUSINESS FAILURE; PRODUCT RETURNS. The Company principally sells its products to retailers and distributors, who in turn resell the products to consumers. During the quarter ended June 30, 1997, sales to the top ten such customers represented approximately 52% of the Company's net revenue. Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not require collateral to secure payment. Retailers and distributors compete in a volatile industry and are subject to the risk of business failure. The business failure of a significant distributor or customer could have a material and adverse effect on the Company's business, operating results and financial condition.

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

                             SPECTRUM HOLOBYTE, INC.


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

                             SPECTRUM HOLOBYTE, INC.


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

INTERNATIONAL REVENUE. International net revenue represented approximately 75%, 64%, and 49% of the Company's net revenue for the first quarter of fiscal 1998, and for fiscal years 1997 and 1996, respectively. The Company expects that international net revenue will continue to account for a significant portion of its net revenue in future periods. International revenue is subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other economic barriers, fluctuating exchange rates, difficulties in staffing and managing foreign operations and the possibility of difficulty in accounts receivable collection. The Company attempts to minimize its exposure to currency fluctuations by entering into forward currency contracts, however, there can be no assurance that the Company will be successful at mitigating currency risks. In some markets, localization of the Company's products is essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenue. These or other factors could have a material and adverse effect on the Company's future international revenue and, consequently, on the Company's business, operating results and financial condition.

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

INTELLECTUAL PROPERTY. The Company regards the software that it owns or licenses as proprietary and relies primarily on a combination of copyrights, trade secret laws, patent and trademark laws, nondisclosure agreements and other copy protection methods to protect its proprietary rights to its products. It is the Company's policy that all employees and third-party developers sign nondisclosure agreements. There can be no assurance that these measures will be sufficient to protect the Company's intellectual property rights against infringement. The Company owns or licenses various trademarks and copyrights. However, the Company has only standard "shrink wrap" license agreements or no license agreements at all with the end users of its products and does not copy-protect its software. The Company relies largely on the copyright laws to prevent unauthorized distribution of its software. Existing copyright laws afford only limited protection. It may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and software piracy can be expected to be a persistent problem. Further, the laws of certain countries in which the Company's products are or may be distributed do not protect the Company's products and intellectual rights to the same extent as the laws of the United States.

The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. As the number of entertainment software products in the industry increases, the Company believes that software increasingly will become the subject of claims that such software infringes

                             SPECTRUM HOLOBYTE, INC.


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

                             SPECTRUM HOLOBYTE, INC.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 9, 1996, a lawsuit entitled Acclaim Entertainment, Inc. v. Spectrum HoloByte California, Inc. No. 96-2462 WHO, was filed in the United States District Court for the Northern District of California. MicroProse Software, Inc. was also named as a defendant. The complaint alleged various causes of action related to an exclusive license Acclaim holds from Wizard of the Coast, Inc. ("WOTC") to develop certain computer game products based on the world and characters of the MAGIC: THE GATHERING card game. Acclaim alleged that its license was being infringed by the MAGIC: THE GATHERING computer game being developed by the Company, which also holds an exclusive license from WOTC.

On September 20, 1996, the Company filed an answer and counterclaim denying the allegations in the complaint and asserting claims for unfair competition, copyright infringement, and interference with contract against Acclaim.

On November 4, 1996, the Company, MicroProse and Acclaim entered into an agreement settling the lawsuit. Under the terms of the settlement, the Company is not required to make any monetary payment or alter its computer game product. The parties have agreed to differentiate their respective titles in the marketplace. Acclaim agreed to market its product for Windows 95 under the name
MAGIC: THE GATHERING-BATTLEMAGE and to position the title as a real-time, multi-player strategy game, based on the characters and scenarios of the fantasy adventure world of MAGIC: THE GATHERING. The Company's agreed to release its title under the MICROPROSE brand name and position it as an interactive version of the MAGIC: THE GATHERING card game. The parties also agreed to coordinate the release dates for their respective products.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING EXHIBITS ARE FILED HEREWITH:


  EXHIBIT
  NUMBER       DESCRIPTION
  -------      -----------------------------------------------------------------
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

                             SPECTRUM HOLOBYTE, INC.


  EXHIBIT
  NUMBER       DESCRIPTION
  -------      -----------------------------------------------------------------

   4.7+ Registration Rights Agreement, dated as of May 16, 1995, by and among Spectrum HoloByte, Inc. and GFL Advantage Fund Limited (incorporated by reference to Exhibit 4.8 of Spectrum HoloByte, Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24, 1995)
   4.8+ Registration Rights Agreement, dated as of August 28, 1995, by and among Spectrum HoloByte, Inc. and GFL Advantage Fund Limited (incorporated by reference to Exhibit 4.9 of Spectrum HoloByte, Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24, 1995)
   4.9+ Registration Rights Agreement, dated as of June 27, 1995, by and among Spectrum HoloByte, Inc. and Banque Scandinave en Suisse (incorporated by reference to Exhibit 4.10 of Spectrum HoloByte, Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24, 1995)
   4.10+ Registration Rights Agreement, dated as of August 25, 1995, by and among Spectrum HoloByte, Inc. and PJP International, Ltd. (incorporated by reference to Exhibit 4.11 of Spectrum HoloByte, Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24, 1995)
   4.11+ Registration Rights Agreement, dated as of May 16, 1995, by and among Spectrum HoloByte, Inc. and Tanner, Owen & Co. Incorporated (incorporated by reference to Exhibit 4.12 of Spectrum HoloByte, Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24, 1995)
   4.12+ Registration Rights Agreement, dated as of September 6, 1995, by and among Spectrum HoloByte, Inc. and Tanner, Owen & Co. Incorporated (incorporated by reference to Exhibit 4.13 of Spectrum HoloByte, Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24, 1995)
   4.13+ Indenture, dated as of September 15, 1995, between Spectrum HoloByte, Inc. and Chemical Trust Company of California (incorporated by reference to Exhibit 3 of Spectrum HoloByte, Inc.'s Current Report on Form 8-K, File No. 0-19463, filed October 17, 1995)
   4.14+ Registration Rights Agreement, dated as of September 26, 1995, by and among Spectrum HoloByte, Inc. and Robertson, Stephens & Company, L.P., Jeffries & Company, Inc. and Piper Jaffray Inc. (incorporated by reference to Exhibit 4 of Spectrum HoloByte, Inc.'s Current Report on Form 8-K, File No. 0-19463, filed October 17, 1995)
   4.15+       Certificate of Designation for Series B Convertible Preferred
               Stock
   4.16+       Certificate of Designation for Series B-1 Convertible Preferred
               Stock
  10.1+ Form of Purchase Agreement, by and between Spectrum HoloByte, Inc. and certain investors, effective June 26, 1996 (incorporated by reference to Exhibit 4.3 of Spectrum HoloByte, Inc.'s Registration on Form S-3, File No. 333-08385, filed July 18,
               1996)
   11.1        Statement Re: Computation of Net Loss Per Share
   27.1        Statement Re: Financial Data Schedule

   +  Previously filed.

(b)  REPORTS ON FORM 8-K:

None.

                             SPECTRUM HOLOBYTE, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1997.


                                   SPECTRUM HOLOBYTE, INC.



                                   By: /s/ Stephen M. Race
                                      --------------------------------
                                       Stephen M. Race
                                       CHIEF EXECUTIVE OFFICER, ACTING CHIEF
                                       FINANCIAL OFFICER AND DIRECTOR