Form 10-Q
period 1997-09-30
MICROPROSE INC/DE
filed 1997-11-14
CIK 878197

                          SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.  20549

                                _____________________


                                      FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 1997       Commission File Number:  0-19463
                   ------------------

                                   MICROPROSE, INC.
                                   ----------------
                 Exact Name of registrant as specified in its charter


DELAWARE                                                            52-1728656
-------------------------------                   ----------------------------
(State or other jurisdiction of                   (IRS Employer Identification
Incorporation or organization)                                         Number)


2490 MARINER SQUARE LOOP, SUITE 100, ALAMEDA, CA                         94501
-------------------------------------------------                -------------
(Address of Principal Executive Offices)                            (Zip Code)


                                    (510) 864-4440
                  --------------------------------------------------
                  Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ----    ----


   28,534,217 shares of Common Stock were outstanding as of October 31, 1997.

                                   MICROPROSE, INC.
                                  TABLE OF CONTENTS


                                                                         Page
                                                                         ----
   Part I - Financial Information
   ------------------------------

   Item 1.    Consolidated Financial Statements

              Consolidated Balance Sheets at September 30 and
                March 31, 1997                                             3

              Consolidated Statements of Operations for the three and
                six months ended September 30, 1997 and 1996               4

              Consolidated Statements of Cash Flows for the six
                months ended September 30, 1997 and 1996                   5

              Notes to Consolidated Financial Statements                   6

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                8


   Part II - Other Information
   ---------------------------

   Item 1.    Legal Proceedings                                           19

   Item 6.    Exhibits and Reports on Form 8-K                            19

   Signatures                                                             21

   Exhibits                                                               22

                                      MICROPROSE, INC.

                                CONSOLIDATED BALANCE SHEETS
                          (In thousands, except per share amounts)

                                                                            September 30,     March 31,
                                                                                1997             1997
                                                                            -------------    -----------
                                                                             (UNAUDITED)
Assets
Current assets:
  Cash and cash equivalents                                                   $  34,959       $   47,110
  Accounts receivable, less allowances of $5,330 and $6,568
    at September 30 and March 31, 1997, respectively                              8,598            7,891
  Inventories                                                                     2,060            4,042
  Prepaid royalties                                                               5,488            2,139
  Other current assets                                                            1,292            1,958
                                                                            ------------      -----------
    Total current assets                                                         52,397           63,140

Property, plant and equipment, net                                                7,924            7,802

Goodwill, net                                                                       699              892
Investments                                                                       3,445            6,050
Other assets                                                                      3,401            2,421
                                                                            ------------      -----------
                                                                              $  67,866       $   80,305
                                                                            ------------      -----------
                                                                            ------------      -----------
Liabilities, Redeemable Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable                                                            $   3,808       $    3,508
  Salaries, wages and related accruals                                            4,411            6,337
  Royalties payable                                                               1,844            1,840
  Current portion of redeemable preferred stock                                   2,702                -
  Other current liabilities                                                       6,383            7,122
                                                                            ------------      -----------
    Total current liabilities                                                    19,148           18,807

Other liabilities                                                                 1,327            1,280

Long-term debt                                                                   32,445           32,739
                                                                            ------------      -----------
  Total liabilities                                                              52,920           52,826
                                                                            ------------      -----------

Redeemable preferred stock, $0.001 par value, 4,000 shares designated
  Series A issued and outstanding, redemption and liquidation amount of $5,400 and $5,260 at September 30 and March 31, 1997, respectively,
    net of current portion                                                        3,179            5,881

Stockholders' equity:

  Preferred stock, $0.001 par value, 9,000 shares authorized (of which
    4,000 shares have been designated Series A), 16 Series B-1 convertible
    shares issued and outstanding at March 31, 1997                                   -                -
  Common stock, $0.001 par value, 40,000 shares authorized, 28,430 and
    28,287 shares issued and outstanding at September 30 and March 31,
    1997, respectively                                                               29               29
  Additional paid-in capital                                                    143,049          142,558
  Accumulated deficit                                                          (130,550)        (120,468)
  Foreign currency translation adjustment                                          (761)            (521)
                                                                            ------------      -----------
    Total stockholders' equity                                                   11,767           21,598
                                                                            ------------      -----------
                                                                              $  67,866        $  80,305
                                                                            ------------      -----------
                                                                            ------------      -----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.

                               MICROPROSE, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                 (UNAUDITED)


                                                                 Three months ended            Six months ended
                                                                    September 30,                September 30,
                                                            -------------------------     ------------------------
                                                                1997          1996           1997           1996
                                                            ----------     ----------     ----------    ----------
Net revenue                                                 $  19,199      $  27,413      $  32,779     $  40,485

Cost of revenue                                                 8,003         10,186         13,781        15,085
                                                            ----------     ----------     ----------    ----------
Gross profit                                                   11,196         17,227         18,998        25,400

Operating expenses:

    Sales and marketing                                         4,715          5,011          8,896         9,593
    General and administrative                                  1,979          3,772          5,152         7,444
    Research and development                                    6,202          6,215         12,065        11,903
                                                            ----------     ----------     ----------    ----------
        Total operating expenses                               12,896         14,998         26,113        28,940
                                                            ----------     ----------     ----------    ----------
Operating income (loss)                                        (1,700)         2,229         (7,115)       (3,540)

Interest expense, net                                            (121)          (154)          (272)         (635)
Other income (expense), net                                        51           (244)        (2,695)        1,823
                                                            ----------     ----------     ----------    ----------
Income (loss) before extraordinary item                        (1,770)         1,831        (10,082)       (2,352)

Extraordinary item, net of tax effect                               -            879              -         3,547
                                                            ----------     ----------     ----------    ----------
Net income (loss)                                           $  (1,770)      $  2,710      $ (10,082)     $  1,195
                                                            ----------     ----------     ----------    ----------
                                                            ----------     ----------     ----------    ----------

Per share data:
    Income (loss) before extraordinary item                 $   (0.06)      $   0.06      $   (0.36)     $  (0.09)
    Extraordinary item, net of tax effect                           -           0.03              -          0.13
                                                            ----------     ----------     ----------    ----------
    Net income (loss)                                       $   (0.06)      $   0.09      $   (0.36)     $   0.04
                                                            ----------     ----------     ----------    ----------
                                                            ----------     ----------     ----------    ----------

Number of shares used in computation of
  per share data                                               28,365         28,214         28,335        26,674
                                                            ----------     ----------     ----------    ----------
                                                            ----------     ----------     ----------    ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.

                               MICROPROSE, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (UNAUDITED)


                                                                                      Six Months Ended
                                                                                       September 30,
                                                                               ---------------------------
                                                                                   1997           1996
                                                                               -----------     ----------
Operating Activities:

Net income (loss)                                                              $  (10,082)      $  1,195
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                   2,018          2,021
    Gain on the sale of investment in FASA                                              -         (1,895)
    Loss on the write-down of investment in TEN                                     2,605              -
    Extraordinary gain on extinguishment of long-term debt                              -         (3,547)
    Changes in assets and liabilities:
      Accounts receivable                                                            (780)         1,471
      Inventories                                                                   1,966          1,439
      Prepaid royalties                                                            (3,968)          (933)
      Other current assets                                                            596            921
      Other assets                                                                   (492)           166
      Accounts payable                                                                320         (2,727)
      Salaries, wages and related accruals                                         (1,919)           684
      Royalties payable                                                                25          1,269
      Other current liabilities                                                      (850)           362
      Other liabilities                                                               132              -
                                                                               -----------     ----------
Net cash provided by (used in) operating activities                               (10,429)           426

Investing Activities:

Acquisitions of property, plant and equipment                                      (1,560)        (1,491)
Acquisition of certain net assets of Leisuresoft GmbH, net of cash acquired             -           (447)
Proceeds from sale of investment in FASA Interactive Technologies                       -            570
Investment in Virtual World Entertainment Group, Inc.                                   -           (570)
                                                                               -----------     ----------
Net cash used in investing activities                                              (1,560)        (1,938)

Financing activities:

Extinguishment of debt                                                                  -         (2,959)
Proceeds from issuance of common stock, net of issuance costs                         491         10,003
Repayments under notes and lines of credit                                           (402)          (499)
Principal payments on capital lease obligations                                      (141)          (275)
                                                                               -----------     ----------
Net cash provided by (used in) financing activities                                   (52)         6,270

Effect of exchange rate changes on cash                                              (110)          (202)
                                                                               -----------     ----------
Increase (decrease) in cash and cash equivalents                                  (12,151)         4,556

Cash and cash equivalents at beginning of period                                   47,110         35,369
                                                                               -----------     ----------
Cash and cash equivalents at end of period                                      $  34,959       $ 39,925
                                                                               -----------     ----------
                                                                               -----------     ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.

                               MICROPROSE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements are the unaudited historical financial statements of MicroProse, Inc. (formerly Spectrum HoloByte, Inc.) and subsidiaries (the "Company") and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of interim period results. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, as filed with the Securities and Exchange Commission on June 30, 1997. The March 31, 1997 consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

On October 5, 1997, the Company entered into a definitive agreement to merge with GT Interactive Software Corp. ("GT"), a Delaware corporation and a developer, publisher and distributor of entertainment software for personal computers and certain console platforms. Under the terms of the proposed transaction, each of the Company's outstanding common shares will be exchanged for 0.700 shares of GT common stock and additionally, each of the Company's outstanding convertible preferred shares will be exchanged for one share of GT's newly created series of convertible preferred stock. The transaction is intended to be treated as a tax free reorganization pursuant to the provisions of Section 368 of the Internal Revenue Code of 1986 and a pooling of interests for accounting purposes.

For the purposes of presentation, the Company has indicated its interim fiscal periods as ended on September 30, 1997 and 1996 and its prior fiscal year as ended on March 31, 1997. As the Company's annual fiscal period is accounted for on a 52-53 week year, the interim period financial statements included herein represent interim results through September 28, 1997 and September 29, 1996 and the end of the prior fiscal year included herein represents amounts as of March 30, 1997.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year's presentation. These reclassifications had no effect on previously reported net income (loss) or stockholders' equity.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventories at September 30 and March 31, 1997 consisted of (IN THOUSANDS):

                                    September 30,    March 31,
                                       1997            1997
                                    -------------    ---------
              Raw materials          $    439        $    413
              Finished goods            1,621           3,629
                                    -------------    ---------
                                     $  2,060        $  4,042
                                    -------------    ---------
                                    -------------    ---------

NOTE 3.  INVESTMENT

In fiscal 1996 and 1997, the Company made minority equity investments of $2.6 million in Total Entertainment Network, Inc. ("TEN"). These cost-basis investments were made pursuant to an investment and licensing arrangement whereby the Company committed to allow certain of the Company's future titles to be played over the Total Entertainment Network. In conjunction with the planned refinancing of TEN, the Company recorded a $2.6 million charge in the first quarter of fiscal 1998 to write-down its investment as management estimated that a decline in fair value had occurred that was other than temporary in nature. The charge was included in other income and expense in the accompanying consolidated statement of operations.

                               MICROPROSE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 4.  FOREIGN EXCHANGE

The Company enters into foreign exchange forward contracts to hedge certain foreign currency denominated balances against changes in rates of exchange. These contracts, which require the Company to exchange foreign currencies, generally mature within three months. Contracts that are inversely correlated to the risk of the hedged item and are designated and effective as a hedge of transactions for which a firm commitment has been attained qualify for hedge accounting. Gains and losses on these contracts are deferred and recognized in income in the same period that the underlying transactions are settled. If an instrument ceases to qualify for hedge accounting, any subsequent gains and losses are recognized as income in the current period. The Company does not use any derivatives for trading or speculative purposes.

NOTE 5.  PREFERRED STOCK

At September 30, 1997, there were 4,000,000 shares of Series A convertible preferred stock ("Series A Stock") outstanding. The Series A Stock is convertible into 196,078 shares of common stock, accrues dividends at an annual rate of 7%, and is redeemable for $1.00 per share plus all accumulated but unpaid dividends. In September 1997, the Company received a written request to redeem 50% of the outstanding Series A Stock. The Company anticipates that the redemption of these shares will be made in the quarter ending December 1997. The remaining 50% of the outstanding Series A Stock will become redeemable in September 1998.

In September 1997, all outstanding shares of Series B-1 preferred stock (16,045) were converted into an equivalent number of common shares.

NOTE 6.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share has been computed using the weighted average number of common shares and common equivalents (when dilutive) outstanding during each period. Net income (loss) has been adjusted for cumulative but undeclared dividends on Series A preferred stock.

NOTE 7.  RECENT PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. The Company will report its earnings per share in accordance with this standard beginning with the three-month period ending December 31, 1997.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires disclosure of all changes in stockholders' equity except those resulting from investments or contributions by stockholders. SFAS No. 130 is effective for the Company for fiscal years beginning after December 15, 1997. The Company does not expect this pronouncement to materially impact the Company's results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and is effective for fiscal years beginning after December 15, 1997. The Company is evaluating the requirements of SFAS No. 131 and the effects, if any, on the Company's current reporting and disclosures.

                               MICROPROSE, INC.


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

OVERVIEW

MicroProse, Inc. ("the Company") derives revenue primarily from publishing and distributing entertainment software. This software is generally published by the Company for the following platforms:

-   Compact-Disc Read-Only Memory ("CD-ROM") for the personal computer
    ("PC").
- Videogame consoles, which include 32-bit "next-generation" systems.

In addition, the Company generates revenue from the licensing of its products to third-party publishers and the distribution of third-party software and related products.

See additional discussion in "Risk Factors" below.

OPERATING RESULTS

Consolidated net revenue generated in North America and the rest of the world consisted of the following (DOLLARS IN THOUSANDS):



                                                                                                    % of Consolidated
                                                             Amount                                    Net Revenue
                                                 --------------------------                     --------------------------
  Three months ended September 30:                    1997           1996         % change         1997           1996
                                                 --------------------------      ----------     --------------------------
    North America                                 $   8,498      $   7,541          12.7%          44.3%          27.5%
    International                                    10,701         19,872         -46.2%          55.7%          72.5%
                                                 --------------------------                     --------------------------
    Consolidated                                  $  19,199      $  27,413         -30.0%         100.0%         100.0%
                                                 --------------------------                     --------------------------
                                                 --------------------------                     --------------------------

  Six months ended September 30:
    North America                                 $  11,933      $  14,786         -19.3%          36.4%          36.5%
    International                                    20,846         25,699         -18.9%          63.6%          63.5%
                                                 --------------------------                     --------------------------
    Consolidated                                  $  32,779      $  40,485         -19.0%         100.0%         100.0%
                                                 --------------------------                     --------------------------
                                                 --------------------------                     --------------------------

The following table sets forth the components of net revenue in dollars and as a percentage of total net

                                MICROPROSE, INC.


revenue (DOLLARS IN THOUSANDS):


                                                                                                    % of Consolidated
                                                             Amount                                    Net Revenue
                                                 --------------------------                     --------------------------
  Three months ended September 30:                    1997           1996         % change         1997           1996
                                                 --------------------------      ----------     --------------------------
    CD-ROM                                        $  14,814      $  21,868         -32.3%          77.2%          79.8%
    Videogame                                           586          2,141         -72.6%           3.1%           7.8%
    Licensing/OEM                                     1,867          1,059          76.3%           9.7%           3.8%
    Distribution                                      1,478          2,212         -33.2%           7.7%           8.1%
    Floppy disk and other                               454            133         241.4%           2.3%           0.5%
                                                 --------------------------                     --------------------------
    Consolidated                                  $  19,199      $  27,413         -30.0%         100.0%         100.0%
                                                 --------------------------                     --------------------------
                                                 --------------------------                     --------------------------

  Six months ended September 30:
    CD-ROM                                        $  25,659      $  30,807         -16.7%          78.3%          76.1%
    Videogame                                           862          4,762         -81.9%           2.6%          11.8%
    Licensing/OEM                                     2,947          2,571          14.6%           9.0%           6.3%
    Distribution                                      2,602          2,212          17.6%           7.9%           5.5%
    Floppy disk and other                               709            133         433.1%           2.2%           0.3%
                                                 --------------------------                     --------------------------
    Consolidated                                  $  32,779      $  40,485         -19.0%         100.0%         100.0%
                                                 --------------------------                     --------------------------
                                                 --------------------------                     --------------------------


The decline in net revenue for the second quarter of fiscal 1998 as compared with the same period in fiscal 1997 was due principally to the prior year's successful launch of GRAND PRIX II. This title accounted for $16.0 million of net revenue in the second quarter of fiscal 1997, 85% of which originated in Europe. In the second quarter of fiscal 1998, the Company released three new titles, X-COM: APOCALYPSE, 7TH LEGION and MAGIC THE GATHERING: SPELLS OF THE ANCIENTS and two compilations which generated approximately $8.5 million combined. The decline in net revenue for the first six months of fiscal 1998 was due largely to strong sales in the prior year of GRAND PRIX II and SID MEIER'S CIVILIZATION II (which was released in the fourth quarter of fiscal
1996). SID MEIER'S CIVILIZATION II generated $13.6 million of net revenue during the first six months of fiscal 1997.

The decline in videogame revenue in the second quarter and first six months of fiscal 1998 was due to the release of two console titles in the prior year as compared to no titles released in fiscal 1998. The two fiscal 1997 titles (both for the Sony PlayStation) were TOP GUN:
FIRE AT WILL and GUNSHIP 2000. The increase in second quarter license/OEM revenue was due to the addition of domestic and international licensing agreements for certain PC titles.

Distribution revenue includes shipments of computer software and related products published or manufactured by third parties and distributed by the Company. Substantially all the distribution revenue generated in the second quarter and first six months of fiscal 1998 was related to shipments by Leisuresoft, which was acquired at the end of the first quarter of fiscal 1997.

Gross profit consisted of the following (DOLLARS IN THOUSANDS):



                                                                                                    % of Consolidated
                                                             Amount                                     Net Revenue
                                                 --------------------------                     --------------------------
                                                     1997           1996         % change         1997           1996
                                                 --------------------------     ----------      --------------------------
    Three months ended September 30               $  11,196      $  17,227         -35.0%          58.3%          62.8%
                                                 --------------------------                     --------------------------
                                                 --------------------------                     --------------------------
    Six months ended September 30                 $  18,998      $  25,400         -25.2%          58.0%          62.7%
                                                 --------------------------                     --------------------------
                                                 --------------------------                     --------------------------


                          MICROPROSE, INC.


Gross profit as a percent of consolidated net revenue declined in the second quarter due principally to the reversal of certain reserves in the prior year related to the sale of previously reserved inventories. The decline in gross profit as a percentage of consolidated net revenue in the first six months of fiscal 1998 was due primarily to the consolidation of Leisuresoft's lower-margin wholesale operations. Additionally, the prior year included lower product costs due to the volume discounts realized on GRAND PRIX II and SID MEIER'S CIVILIZATION II.

Partially offsetting the decreases in gross profit in the second quarter and first six months of fiscal 1998 was a reduction in shipments of lower-margin Sony PlayStation titles. The Company believes that gross profit could be adversely impacted in future periods by an increased proportion of distribution revenue, increased license royalties and competitive pricing pressures.

The following table sets forth operating expenses, interest and other income (expense) and extraordinary items (DOLLARS IN THOUSANDS):


                                                                                                    % of Consolidated
                                                          Amount                                       Net Revenue
                                                 --------------------------                     --------------------------
Three months ended September 30:                      1997           1996         % change         1997           1996
                                                 --------------------------      ----------     --------------------------
    Sales and marketing                            $  4,715       $  5,011          -5.9%          24.6%          18.3%
    General and administrative                        1,979          3,772         -47.5%          10.3%          13.7%
    Research and development                          6,202          6,215          -0.2%          32.3%          22.7%
                                                 --------------------------                     --------------------------
      Total operating expenses                     $ 12,896       $ 14,998         -14.0%          67.2%          54.7%
                                                 --------------------------                     --------------------------
                                                 --------------------------                     --------------------------
    Interest and other expense                     $    (70)      $   (398)        -82.4%          -0.4%          -1.5%
                                                 --------------------------                     --------------------------
                                                 --------------------------                     --------------------------
    Extraordinary item, net of tax effect          $      -       $    879        -100.0%           0.0%           3.2%
                                                 --------------------------                     --------------------------
                                                 --------------------------                     --------------------------

Six months ended September 30:
    Sales and marketing                            $  8,896       $  9,593          -7.3%          27.2%          23.7%
    General and administrative                        5,152          7,444         -30.8%          15.7%          18.4%
    Research and development                         12,065         11,903           1.4%          36.8%          29.4%
                                                 --------------------------                     --------------------------
      Total operating expenses                     $ 26,113       $ 28,940          -9.8%          79.7%          71.5%
                                                 --------------------------                     --------------------------
                                                 --------------------------                     --------------------------
    Interest and other income (expense)            $ (2,967)      $  1,188              -          -9.1%           2.9%
                                                 --------------------------                     --------------------------
                                                 --------------------------                     --------------------------
    Extraordinary item, net of tax effect          $      -       $  3,547        -100.0%           0.0%           8.8%
                                                 --------------------------                     --------------------------
                                                 --------------------------                     --------------------------

The decrease in sales and marketing expense in the second quarter and first six months of fiscal 1998 was largely due to a decline in variable marketing costs, the consolidation of certain redundant domestic sales and marketing functions and a reduction of trade show costs. The reduction in variable marketing costs was due primarily to higher fiscal 1997 promotional expenditures related to the launch of SID MEIER'S CIVILIZATION II (released late in fiscal 1996) and GRAND PRIX II (released in the second quarter of fiscal 1997). Partially offsetting these decreases was an increase in cooperative marketing costs related to the new titles released in the second quarter of fiscal 1998.

The reduction in general and administrative expense in the second quarter and first six months of fiscal 1998 was due primarily to decreased charges for bad debt expense. The bad debt provision for the first six months of fiscal 1997 included charges of $1.7 million due to concerns regarding the credit-worthiness of certain domestic distributors. Additionally, legal, audit and incentive compensation costs were lower in the second quarter of fiscal 1998 due to a reduction in external consulting costs and lower profits.

The increase in research and development costs during the first six months of fiscal 1998 was due to additional outside labor costs incurred related to STAR TREK: GENERATIONS and recruiting and relocation costs related to certain

                              MICROPROSE, INC.


management positions. These increases were partially offset by a reduction in the write-off of development advances associated with cancelled product development projects.

The change in other income (expense) was due primarily to the following factors: 1) in the first quarter of fiscal 1998, a $2.6 million charge was recorded to write-down the Company's equity investment in Total Entertainment Network, Inc. due to management's determination that a decline in fair value had occurred that was other than temporary in nature, 2) a $1.9 million gain was recorded in the first quarter of the prior year related to the sale of the Company's investment in FASA Interactive Technologies, Inc., 3) lower interest costs were incurred in the first six months of fiscal 1998 due to a reduction in borrowings under Notes, and 4) a net foreign currency transaction gain was recorded in the second quarter of fiscal 1998 related to favorable exchange rates secured on forward contracts.

The extraordinary items recorded in the prior year reflect the gains realized upon the repurchase and the conversion to equity of a portion of the Company's Notes at a discount from face value.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased to $33.2 million and cash decreased to $35.0 million during the first six months of fiscal 1998. The main uses of cash and cash equivalents in fiscal 1998 to date were to fund operating losses, short-term royalty advances and bonuses earned in fiscal 1997.

The Company has authorized 9,000,000 shares of preferred stock, $0.001 par value, of which 4,000,000 shares are designated Series A redeemable preferred stock ("Series A Stock"). At September 30 and March 31, 1997, there were 4,000,000 shares of Series A Stock outstanding. The Series A Stock is convertible into 196,078 shares of common stock and accrues dividends at an annual rate of 7%. Preferred stockholders receive one vote for each common share into which their preferred shares are convertible. The Series A Stock is redeemable for $1.00 per share plus all accumulated but unpaid dividends (total redemption of $5.4 million as of September 30, 1997) (i) at any time by the Company, (ii) commencing on September 24, 1997, for up to 50% of the Series A Stock upon written demand of holders of the majority of Series A Stock, or
(iii) in its entirety commencing on September 24, 1998, upon written demand of holders of the majority of Series A Stock. In September 1997, the Company received a written request to redeem 50% of the outstanding Series A Stock. The Company anticipates that the redemption of these shares will be made in the quarter ending December 1997. The remaining 50% of the outstanding Series A Stock will become redeemable in September 1998.

Management believes that existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet the Company's liquidity and capital needs for at least the next 12 months.

RISK FACTORS

THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS PROSPECTS.

STRATEGIC BUSINESS COMBINATION. In October 1997, the Company entered into a definitive agreement to merge with GT Interactive Software Corp. ("GT"). The Company expects the merger to be completed in the quarter ending December 31, 1997, subject to regulatory and stockholder approval. There can be no assurance that the proposed merger will be successfully consummated, or that the benefits of the merger anticipated by the two companies will be realized. Furthermore, there can be no assurance that Company's distributors and potential customers will continue their current buying patterns without regard to the announced merger, and any significant delay or reduction in orders could have a materially adverse effect on the Company's business and results of operations. In addition, there can be no assurance that the Company will be able to retain its key product development, technical and management personnel. The loss of certain key employees could have a material and adverse effect on the Company's business.

In the event the merger is not completed, the effect of public announcements of such a failure may materially and

                              MICROPROSE, INC.


adversely affect (a) the Company's sales and operating results (b) the Company's ability to attract and retain key product development, technical and management personnel, (c) progress of certain development projects and
(d) the trading price of the Company's Common Stock. In addition, it would take the Company a substantial amount of time before it is operating at full capacity again due to the significant resources it has allocated to completing the merger transaction. Such a delay could have a material and adverse effect on the Company's business, operating results and financial condition.

In the event that the merger is not completed for certain reasons specified in the agreement with GT, the Company could be obligated to pay GT a fee of $8,000,000 and make expense reimbursement or damage payments to GT in an amount not to exceed $1,500,000.

OPERATING RESULTS. The Company reported net losses for the second quarter and first six months of fiscal 1998 of $1.8 million, or $0.06 per share, and $10.1 million or $0.36 per share, respectively. Although the Company reported net income for the year ended March 31, 1997 of $8.0 million or $0.28 per share, the Company had net losses of approximately $39.8 million, $18.1 million and $58.5 million for fiscal years 1996, 1995 and 1994, respectively. There can be no assurance that the Company's business strategies and tactics will be successful or that the Company will be able to generate profitability in future quarterly or annual periods.

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

SIGNIFICANT LEVERAGE. As of September 30, 1997, the Company had outstanding indebtedness for borrowed funds of approximately $33.8 million and cumulative manditorily redeemable preferred stock of $5.9 million. This substantial leverage will have several important consequences for the Company's future operations, including the following: (i) a substantial portion of the Company's cash flows from operations will be dedicated to the payment of interest on, and principal of, its indebtedness; (ii) the Company's ability to obtain

                              MICROPROSE, INC.


additional financing in the future for capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; and (iii) the Company's ability to withstand competitive pressures, adverse economic conditions and adverse changes in governmental regulations and to make acquisitions or otherwise take advantage of significant business opportunities that may arise may be negatively impacted.

The Company, in the future, may enter into lines of credit or other borrowing arrangements, any of which would add to the total outstanding indebtedness of the Company. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required to convert or refinance all or a portion of such debt, including the Notes (see below), or to obtain additional financing. However, there can be no assurance that any refinancing would be possible or that any additional financing could be obtained.

DEPENDENCE ON NEW PRODUCT INTRODUCTIONS; PRODUCT DELAYS. A significant portion of the Company's fiscal year revenue is generated by products introduced during that fiscal year. The Company depends on both the timely introduction of successful new products or sequels to existing products to replace declining revenue from older products and continued revenue from back-catalogue products. If for any reason revenue from new products or other activities fails to replace declining revenue from existing products, or if revenue from back-catalogue titles declines significantly, the Company's business, operating results and financial condition may be materially and adversely affected. In order to maintain or grow its current revenue levels, the Company believes it will be necessary to develop or obtain rights to new products that achieve and sustain market acceptance, are developed for the appropriate platforms and are introduced in a timely manner. The Company is continuing to devote considerable resources toward the development of new products and has secured rights to intellectual properties and technologies owned by third parties. As is typical in the industry, while the Company maintains internally developed release schedules, there can be no assurance that new products under development will be released on schedule or at all, that third party technology will be delivered or completed on schedule, or that the Company's products will generate significant revenue. Historically, the Company has frequently missed product release schedules. To the extent that major new products are not released on schedule, both net revenue and gross profit are likely to be materially and adversely affected. In addition, as access to distribution channels and retail shelf space becomes increasingly competitive, the Company's ability to produce and bring to market new and compelling products in a timely fashion plays an increasingly important role in the Company's ability to retain adequate access to these channels and retail shelf space.

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

                              MICROPROSE, INC.


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

As more consumers own multimedia PCs, the distribution channels for entertainment software have changed,

                              MICROPROSE, INC.


and are expected to continue to change, to increasingly depend on mass merchandisers, on-line services and the Internet to reach the broader market. In addition, while this trend has increased the number of distribution channels, it has intensified competition for shelf space because these new channels generally carry only top-selling titles. In addition, other types of retail outlets and methods of product distribution, such as on-line services and the Internet, may become important in the future, and it will be important for the Company to gain access to these channels of distribution. There can be no assurance that the Company will gain such access or that the Company's access will allow the Company to maintain its historical levels of sales volume.

CONCENTRATION OF CUSTOMER BASE; RISK OF CUSTOMER BUSINESS FAILURE; PRODUCT RETURNS. The Company principally sells its products to retailers and distributors, who in turn resell the products to consumers. During the three and six-month periods ended September 30, 1997, sales to the top ten such customers represented approximately 55% and 53%, respectively, of the Company's net revenue. Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not require collateral to secure payment. Retailers and distributors compete in a volatile industry and are subject to the risk of business failure. The business failure of a significant distributor or customer could have a material and adverse effect on the Company's business, operating results and financial condition.

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

                              MICROPROSE, INC.


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

                              MICROPROSE, INC.


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

USE OF INDEPENDENT SOFTWARE DEVELOPERS. In addition to marketing internally developed software, the Company also markets entertainment software created in whole or in part by independent software developers. The cost to retain independent developers is increasing in the form of guaranteed advances and royalties. Additionally, the Company has less control over the scheduling and the quality of work of independent contractors than that of its own employees. Furthermore, the Company's agreements to publish and market certain independent software developers' titles will terminate after specified dates unless renewed. The Company's business and future operating results will depend in part on the Company's continued ability to attract and maintain relationships with skilled independent software developers, and to enter into and renew product development agreements with such developers. There can be no assurance that the Company will be able to maintain such relationships or enter into and renew such agreements. In addition, there can be no assurance that future products which incorporate software developed by third parties will be released in accordance with internal delivery schedules or at all.

INTERNATIONAL REVENUE. International net revenue represented approximately 56%, 64%, 64%, and 49% of the Company's net revenue for the three and six-month periods ended September 30, 1997, and for fiscal years 1997 and 1996, respectively. The Company expects that international net revenue will continue to account for a significant portion of its net revenue in future periods. International revenue is subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other economic barriers, fluctuating exchange rates, difficulties in staffing and managing foreign operations and the possibility of difficulty in accounts receivable collection. The Company attempts to minimize its exposure to currency fluctuations by entering into forward currency contracts, however, there can be no assurance that the Company will be successful at mitigating currency risks. In some markets, localization of the Company's products is essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenue. These or other factors could have a material and adverse effect on the Company's future international revenue and, consequently, on the Company's business, operating results and financial condition.

RECOVERY OF PREPAID ROYALTIES AND GUARANTEES. The Company, from time to time, enters into agreements with licensors of intellectual property and developers of games that involve royalty advances and guaranteed minimum royalty payments. If the sales volumes of products subject to such arrangements are not sufficient to recover such advances and guarantees, the Company will be required to write-off unrecovered portions of such payments. In certain instances, the Company has been required to write-off a material portion of these advances in past fiscal quarters and, if the Company must write-off additional portions of such advances or accrue for the guarantees, its results of operations may be materially and adversely affected.

INTELLECTUAL PROPERTY. The Company regards the software that it owns or licenses as proprietary and relies primarily on a combination of copyrights, trade secret laws, patent and trademark laws, nondisclosure agreements and other copy protection methods to protect its proprietary rights to its products. It is the Company's policy that all employees and third-party developers sign nondisclosure agreements. There can be no assurance that these measures will be sufficient to protect the Company's intellectual property rights against infringement. The Company owns or licenses various trademarks and copyrights. However, the Company has only standard "shrink wrap" license agreements or no license agreements at all with the end users of its products and does not copy-protect its software. The Company relies largely on the copyright laws to prevent unauthorized distribution of its software. Existing copyright laws afford only limited protection. It may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or

                              MICROPROSE, INC.


otherwise obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and software piracy can be expected to be a persistent problem. Further, the laws of certain countries in which the Company's products are, or may be, distributed do not protect the Company's products and intellectual rights to the same extent as the laws of the United States.

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

The Company regained compliance with The Nasdaq National Market listing requirements as of the end of the fiscal quarter ended June 30, 1996. There can be no assurance that the Company will be able to maintain compliance with the listing requirements of The Nasdaq National Market in the future. If the Company is unable to maintain compliance, it may qualify for listing under The Nasdaq SmallCap Market. If for any reason the Company is unable to achieve and maintain compliance with the SmallCap listing requirements and is delisted from both The Nasdaq National Market and The Nasdaq SmallCap Market, the holders of the Company's 6.5% Convertible Subordinated Notes Due 2002 (the "Notes") would be entitled to require the Company to repurchase all or any portion of such holders' Notes for cash at a price equal to the principal amount plus accrued interest. In such event, the Company's business, results of operations and financial condition would likely be materially and adversely affected.


VOLATILITY OF PRICE OF STOCK AND NOTES. There has been a history of significant volatility in the market prices of companies engaged in the entertainment software industry, including the Company. It is likely that the market price of the Company's common stock will continue to be highly volatile and the price of the Company's Notes will also be subject to such fluctuations. Factors such as the timing and market acceptance of new product introductions by the Company, the introduction of new products by the Company's competitors, loss of key personnel of the Company, variations in quarterly operating results or changes in market conditions in the entertainment software industry may have a significant impact on the market price of the Company's common stock and the Notes. In the past, the Company has experienced fluctuations in its operating results, and it is likely that in some future quarter the Company's revenue or operating results will be below the expectations of, and certain new products will not be introduced when anticipated by, public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected. Volatility in the price of the Company's common stock, changes in prevailing interest rates and changes in perceptions of the Company's creditworthiness may in the future adversely affect the price of the Notes.

                              MICROPROSE, INC.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No material developments occurred with regard to legal proceedings in this quarter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING EXHIBITS ARE FILED HEREWITH:

Exhibit
Number   Description
-------  --------------------------------------------------------------
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

                              MICROPROSE, INC.


Exhibit
Number   Description
-------  --------------------------------------------------------------
         HoloByte, Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24, 1995)

 4.8+ Registration Rights Agreement, dated as of August 28, 1995, by and among Spectrum HoloByte, Inc. and GFL Advantage Fund Limited (incorporated by reference to Exhibit 4.9 of Spectrum HoloByte, Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24, 1995)

 4.9+ Registration Rights Agreement, dated as of June 27, 1995, by and among Spectrum HoloByte, Inc. and Banque Scandinave en Suisse (incorporated by reference to Exhibit 4.10 of Spectrum HoloByte, Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24, 1995)

 4.10+ Registration Rights Agreement, dated as of August 25, 1995, by and among Spectrum HoloByte, Inc. and PJP International, Ltd. (incorporated by reference to Exhibit 4.11 of Spectrum HoloByte, Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24, 1995)

 4.11+ Registration Rights Agreement, dated as of May 16, 1995, by and among Spectrum HoloByte, Inc. and Tanner, Owen & Co. Incorporated (incorporated by reference to Exhibit 4.12 of Spectrum HoloByte, Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24, 1995)

 4.12+ Registration Rights Agreement, dated as of September 6, 1995, by and among Spectrum HoloByte, Inc. and Tanner, Owen & Co. Incorporated (incorporated by reference to Exhibit 4.13 of Spectrum HoloByte, Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24, 1995)

 4.13+ Indenture, dated as of September 15, 1995, between Spectrum HoloByte, Inc. and Chemical Trust Company of California (incorporated by reference to Exhibit 3 of Spectrum HoloByte, Inc.'s Current Report on Form 8-K, File No. 0-19463, filed October 17, 1995)

 4.14+ Registration Rights Agreement, dated as of September 26, 1995, by and among Spectrum HoloByte, Inc. and Robertson, Stephens & Company, L.P., Jefferies & Company, Inc. and Piper Jaffray Inc. (incorporated by reference to Exhibit 4 of Spectrum HoloByte, Inc.'s Current Report on Form 8-K, File No. 0-19463, filed October 17, 1995)

 4.15+   Certificate of Designation for Series B Convertible Preferred
         Stock

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

 11.1    Statement Re: Computation of Net Income (Loss) Per Share

 27.1    Statement Re: Financial Data Schedule

   +  Previously filed.

(b) REPORTS ON FORM 8-K:

October 15, 1997 - Item 5 - Other events - Reporting that MicroProse, Inc. had entered into an Agreement and Plan of Merger with GT
Interactive Software Corp. and Swan Acquisition Corp. (a wholly owned subsidiary of GT Interactive Software Corp.).

                               MICROPROSE, INC.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 1997.

                                    MICROPROSE, INC.



                                    By: /s/ Stephen M. Race
                                       --------------------------------------
                                        Stephen M. Race
                                        CHIEF EXECUTIVE OFFICER, ACTING CHIEF
                                        FINANCIAL OFFICER AND DIRECTOR