Form 10-Q
period 1997-12-31
MICROPROSE INC/DE
filed 1998-02-11
CIK 878197

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                               _____________________



                                     FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: December 31, 1997         Commission File Number:  0-19463
                   -----------------

                                  MICROPROSE, INC.
                                  ----------------
                Exact Name of registrant as specified in its charter


Delaware                                                          52-1728656
---------------------------------               ----------------------------
(State or other jurisdiction of                 (IRS Employer Identification
Incorporation or organization)                                       Number)


2490 Mariner Square Loop, Suite 100, Alameda, CA                      94501
------------------------------------------------                 ----------
(Address of Principal Executive Offices)                         (Zip Code)


                                  (510)864-4440
                -----------------------------------------------------
                 Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---


     28,631,196 shares of Common Stock were outstanding as of January 30, 1998.

                                  MICROPROSE, INC.

                                 TABLE OF CONTENTS



                                                                          Page
                                                                          ----

     PART I - FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets at December 31 and
                 March 31, 1997                                             3

               Consolidated Statements of Operations for the three and
                 nine months ended December 31, 1997 and 1996               4

               Consolidated Statements of Cash Flows for the nine
                 months ended December 31, 1997 and 1996                    5

               Notes to Consolidated Financial Statements                   6


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                9


     PART II - OTHER INFORMATION


     Item 1.   Legal Proceedings                                           20

     Item 6.   Exhibits and Reports on Form 8-K                            20

     Signatures                                                            22

     Exhibits                                                              23

                                  MICROPROSE, INC.

                            CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share amounts)

                                                                                         December 31,          March 31,
                                                                                            1997                 1997
                                                                                         ------------          ---------
                                                                                          (UNAUDITED)
Assets
  Current assets:
     Cash and cash equivalents                                                             $  24,130           $  47,110
     Accounts receivable, less allowances of $6,542 and $6,568 at December 31
       and March 31, 1997, respectively                                                        8,955               7,891
     Inventories                                                                               1,995               4,042
     Prepaid royalties                                                                         7,097               2,139
     Other current assets                                                                      2,055               1,958
                                                                                           ---------           ---------
        Total current assets                                                                  44,232              63,140
  Property, plant and equipment, net                                                           7,955               7,802
  Goodwill, net                                                                                  619                 892
  Investments                                                                                  3,871               6,050
  Other assets                                                                                 2,920               2,421
                                                                                           ---------           ---------
                                                                                           $  59,597           $  80,305
                                                                                           ---------           ---------
                                                                                           ---------           ---------
Liabilities, Redeemable Preferred Stock and Stockholders' Equity
  Current liabilities:
     Accounts payable                                                                       $  6,464            $  3,508
     Salaries, wages and related accruals                                                      4,535               6,337
     Royalties payable                                                                         1,330               1,840
     Current portion of redeemable preferred stock                                             2,940                   -
     Other current liabilities                                                                 8,271               7,122
                                                                                           ---------           ---------
        Total current liabilities                                                             23,540              18,807

  Other liabilities                                                                            1,266               1,280
  Long-term debt                                                                              32,408              32,739
                                                                                           ---------           ---------
        Total liabilities                                                                     57,214              52,826
                                                                                           ---------           ---------
Redeemable preferred stock (net of current portion), $0.001 par value, 4,000 shares designated Series A, outstanding shares and liquidation preference at
  December 31 and March 31, 1997, respectively, as follows:
     Issued and outstanding: 2,000 and 4,000 shares
     Redemption and liquidation amount: $2,735 and $5,260                                         --               5,881

Stockholders' equity:
  Preferred stock, $0.001 par value, 9,000 shares authorized (of which 4,000 shares have been designated Series A), 16 Series B-1 convertible shares
     issued and outstanding at March 31, 1997                                                     --                  --
  Common stock, $0.001 par value, 40,000 shares authorized, 28,631 and 28,287 shares issued and outstanding at December 31 and March 31, 1997,
     respectively                                                                                 30                  29
  Additional paid-in capital                                                                 144,274             142,558
  Accumulated deficit                                                                       (141,438)           (120,468)
  Foreign currency translation adjustment                                                       (483)               (521)
                                                                                           ---------           ---------
     Total stockholders' equity                                                                2,383              21,598
                                                                                           ---------           ---------
                                                                                           $  59,597           $  80,305
                                                                                           ---------           ---------
                                                                                           ---------           ---------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                 MICROPROSE, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                    (UNAUDITED)

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              DECEMBER 31,                   DECEMBER 31,
                                                        ------------------------      ------------------------
                                                           1997           1996           1997         1996
                                                        ----------     ----------     ---------     ----------
Net revenue                                             $  14,853      $  35,888      $  47,632     $  76,373
Cost of revenue                                            10,211         13,888         23,994        28,973
                                                        ---------      ---------      ---------     ----------
Gross profit                                                4,642         22,000         23,638        47,400

Operating expenses:
    Sales and marketing                                     4,223          5,086         13,118        14,679
    General and administrative                              3,240          4,508          8,391        11,952
    Research and development                                8,106          5,959         20,174        17,862
                                                        ---------      ---------      ---------     ----------
         Total operating expenses                          15,569         15,553         41,683        44,493
                                                        ---------      ---------      ---------     ----------
Operating income (loss)                                   (10,927)         6,447        (18,045)        2,907

Interest and other income (expense), net                      (89)          (391)        (3,056)          797
                                                        ---------      ---------      ---------     ----------
Income (loss) before provision (benefit) for income
  taxes and extraordinary item                            (11,016)         6,056        (21,101)        3,704
Provision (benefit) for income taxes                         (131)           398           (131)          398
                                                        ---------      ---------      ---------     ----------
Income (loss) before extraordinary item                   (10,885)         5,658        (20,970)        3,306
Extraordinary item, net of tax effect                          --             --             --         3,547
                                                        ---------      ---------      ---------     ----------
Net income (loss)                                       $( 10,885)     $   5,658      $( 20,970)    $   6,853
                                                        ---------      ---------      ---------     ----------
                                                        ---------      ---------      ---------     ----------

Basic income (loss) per share:
  Income (loss) before extraordinary item               $   (0.38)     $    0.21      $   (0.75)    $    0.12
  Extraordinary item, net of tax effect                        --             --             --          0.14
                                                        ---------      ---------      ---------     ----------
  Net income (loss)                                     $   (0.38)     $    0.21      $   (0.75)    $    0.26
                                                        ---------      ---------      ---------     ----------
                                                        ---------      ---------      ---------     ----------

Diluted income (loss) per share:
  Income (loss) before extraordinary item               $   (0.38)     $    0.20      $   (0.75)    $    0.11
  Extraordinary item, net of tax effect                        --             --             --          0.13
                                                        ---------      ---------      ---------     ----------
  Net income (loss)                                     $   (0.38)     $    0.20      $   (0.75)    $    0.24
                                                        ---------      ---------      ---------     ----------
                                                        ---------      ---------      ---------     ----------


Weighted average shares used to calculate:
  Basic income (loss) per share                            28,593         26,837         28,422        25,797
  Diluted income (loss) per share                          28,593         28,470         28,422        27,281



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                 MICROPROSE, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                    (UNAUDITED)

                                                                                             Nine months ended
                                                                                                December 31,
                                                                                    --------------------------------
                                                                                        1997                1996
                                                                                    -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                    $  (20,970)        $    6,853
  Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                           2,568              3,291
    Gain on the sale of investment in FASA                                                     --             (1,895)
    Loss on the write-down of investment in TEN                                             2,605                 --
    Extraordinary gain on extinguishment of long-term debt                                     --             (3,547)
    Changes in assets and liabilities:
      Accounts receivable                                                                    (865)            (3,907)
      Inventories                                                                           2,119               (967)
      Prepaid royalties                                                                    (5,533)            (1,387)
      Other current assets                                                                   (123)             1,106
      Other assets                                                                             89                118
      Accounts payable                                                                      2,869               (106)
      Salaries, wages and related accruals                                                 (1,662)             2,417
      Royalties payable                                                                      (530)             1,291
      Other current liabilities                                                             1,070              3,472
      Other                                                                                   (98)               (36)
                                                                                       ----------         ----------
  Net cash provided by (used in) operating activities                                     (18,461)             6,703

Cash flows from investing activities:
  Acquisitions of property, plant and equipment                                            (2,056)            (1,992)
  Acquisition of certain net assets of Leisuresoft GmbH, net of cash acquired                  --               (447)
  Proceeds from sale of investment in FASA Interactive Technologies                            --                570
  Equity investments                                                                         (426)              (570)
  Other                                                                                        --                145
                                                                                       ----------         ----------
  Net cash used in investing activities                                                    (2,482)            (2,294)

Cash flows from financing activities:
  Extinguishment of debt                                                                       --             (2,959)
  Proceeds from issuance of common stock, net of issuance costs                             1,507             10,058
  Repurchase of Series A preferred stock                                                   (2,730)                --
  Repayments under notes, lines of credit and capital lease obligations                      (512)            (1,095)
                                                                                       ----------         ----------
  Net cash provided by (used in) financing activities                                      (1,735)             6,004
Effect of exchange rate changes on cash                                                      (302)              (270)
                                                                                       ----------         ----------
Increase (decrease) in cash and cash equivalents                                          (22,980)            10,143
Cash and cash equivalents at beginning of period                                           47,110             35,369
                                                                                       ----------         ----------
Cash and cash equivalents at end of period                                             $   24,130         $   45,512
                                                                                       ----------         ----------
                                                                                       ----------         ----------

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                                    1,012              1,148
  Cash paid for income taxes                                                                  296                 56


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

For the purposes of presentation, the Company has indicated its interim fiscal periods as ended on December 31, 1997 and 1996, and its prior fiscal year as ended on March 31, 1997. As the Company's annual fiscal period is accounted for on a 52-53 week year, the interim period financial statements included herein represent interim results through December 28, 1997 and December 29, 1996, and the end of the prior fiscal year included herein represents amounts as of March 30, 1997.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year's presentation. These reclassifications had no effect on previously reported net income (loss) or stockholders' equity.

NOTE 2.  TERMINATED MERGER

On October 5, 1997, the Company entered into a definitive agreement to merge with GT Interactive Software Corp. ("GT"), a Delaware corporation and a developer, publisher and distributor of entertainment software for personal computers and certain console platforms. Under the terms of the proposed merger, the Company's outstanding shares of common and preferred stock were to be exchanged for a proportional number of shares of GT stock. On December 5, 1997, the Company and GT announced the mutual agreement to terminate the definitive merger agreement. There were no breakup fees due to either company. The accompanying consolidated statements of operations for the three and nine-month periods ended December 31, 1997, include the write-off of approximately $700,000 of capitalized costs associated with the proposed merger.

NOTE 3.  INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out
(FIFO) basis. Inventories at December 31 and March 31, 1997 consisted of (IN THOUSANDS):

                              December 31,        March 31,
                                      1997             1997
                         -----------------   ---------------
    Raw materials             $   348             $   413
    Finished goods              1,647               3,629
                         -----------------   ---------------
                              $ 1,995             $ 4,042
                         -----------------   ---------------
                         -----------------   ---------------

NOTE 4.  INVESTMENT

In fiscal 1996 and 1997, the Company made minority equity investments of $2.6 million in Total Entertainment Network, Inc. ("TEN"). These cost-basis investments were made pursuant to an investment and licensing arrangement whereby the Company committed to allow certain of the Company's future titles to be played over the Total Entertainment Network. In conjunction with the planned refinancing of TEN, the Company recorded a $2.6 million charge in the first quarter of fiscal 1998 to write-down its investment as management estimated that a decline in fair value had occurred that was other than

                                MICROPROSE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

temporary in nature. The charge was included in other income and expense in the accompanying consolidated statement of operations for the nine month period ended December 31, 1997.

NOTE 5.  FOREIGN EXCHANGE

The Company enters into foreign exchange forward contracts to hedge certain foreign currency denominated balances against changes in rates of exchange. These contracts, which require the Company to exchange foreign currencies, generally mature within three months. Contracts that are inversely correlated to the risk of the hedged item and are designated and effective as a hedge of transactions for which a firm commitment has been attained qualify for hedge accounting. Gains and losses on these contracts are deferred and recognized in income in the same period that the underlying transactions are settled. If an instrument ceases to qualify for hedge accounting, any subsequent gains and losses are recognized as income in the current period. The Company does not use any derivatives for trading or speculative purposes. Foreign currency transaction gains and losses, net of gains and losses on hedge contracts, were not material in the periods presented.

NOTE 6.  PREFERRED STOCK

During the three-month period ended December 31, 1997, the Company redeemed 2,000,000 shares of the outstanding Series A preferred stock ("Series A Stock") for approximately $2.7 million. The excess of the carrying value immediately prior to the redemption (approximately $2.9 million) over the redemption amount was credited to additional paid-in capital in the accompanying consolidated balance sheet. The remaining 2,000,000 shares of Series A Stock outstanding will become redeemable in September 1998.

In September 1997, all outstanding shares of Series B-1 preferred stock (16,045) were converted into an equivalent number of common shares.

NOTE 7.  INCOME (LOSS) PER SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the conversion of convertible preferred stock (using the "if converted" method) and exercise of stock options and warrants. All prior period earnings per share amounts have been restated to comply with SFAS 128.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                MICROPROSE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                           Three months ended       Nine months ended
                                                               December 31,            December 31,
                                                          --------------------      --------------------
                                                            1997        1996          1997        1996
                                                          --------    --------      --------    --------
    Numerator - Basic and diluted EPS
         Net income (loss)                                $(10,885)   $  5,658      $(20,970)   $  6,853
         Less: preferred stock dividends                       (70)        (70)         (210)       (210)
                                                          --------    --------      --------    --------
         Income available to common stockholders          $(10,955)   $  5,588      $(21,180)   $  6,643
                                                          --------    --------      --------    --------
                                                          --------    --------      --------    --------
    Denominator - Basic EPS
         Weighed average shares outstanding                 28,593      26,837        28,422      25,797
                                                          --------    --------      --------    --------
         Basic earnings per share                         $  (0.38)   $   0.21      $  (0.75)   $   0.26
                                                          --------    --------      --------    --------
                                                          --------    --------      --------    --------
    Denominator - Diluted EPS
         Denominator - Basic EPS                            28,593      26,837        28,422      25,797
         Effect of dilutive securities:
           Common stock options                                 --         336            --         365
           Convertible preferred stock                          --       1,297            --       1,119
                                                          --------    --------      --------    --------
                                                            28,593      28,470        28,422      27,281
                                                          --------    --------      --------    --------
    Diluted earnings per share                            $  (0.38)   $   0.20      $  (0.75)   $   0.24
                                                          --------    --------      --------    --------
                                                          --------    --------      --------    --------

Weighted average options to purchase 2,759,329 and 2,870,291 shares of common stock were outstanding during the three months and nine months ended December 31, 1997, respectively. These options were not included in the calculations of diluted EPS because their effect on reported losses would be anti-dilutive. Weighted average options to purchase 3,016,158 and 3,108,241 shares of common stock were outstanding during the three months and nine months ended December 31, 1996, respectively. Certain of these options were not included in the calculations of diluted EPS because the options' exercise price was greater than the average fair market price of the common shares.

NOTE 8.  RECENT PRONOUNCEMENTS

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

During October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition. This statement establishes requirements for revenue recognition for software companies for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of SOP 97-2 and has not yet determined the result, if any, on the Company's financial position, results of operations or cash flows.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company may, from time to time, make oral forward-looking statements. The factors discussed in "Risk Factors" below are important factors that could cause actual results to differ materially from those projected in any such forward-looking statements.

OVERVIEW

MicroProse, Inc. ("the Company") derives revenue primarily from publishing and distributing entertainment software for the personal computer ("PC") platform on Compact-Disc Read-Only Memory ("CD-ROM") media. In addition, revenue is generated from CD-ROM products for videogame consoles (including 32-bit "next-generation" systems), the licensing of products to third-party publishers and the distribution of third-party software and related products.

On October 5, 1997, the Company entered into a definitive agreement to merge with GT Interactive Software Corp. ("GT"), a Delaware corporation and a developer, publisher and distributor of entertainment software for personal computers and certain console platforms. Under the terms of the proposed merger, the Company's outstanding shares of common and preferred stock were to be exchanged for a proportional number of shares of GT stock. On December 5, 1997, the Company and GT announced the mutual agreement to terminate the definitive merger agreement. There were no breakup fees due to either company.

See additional discussion in "Risk Factors" below.

                               MICROPROSE, INC.

OPERATING RESULTS

Consolidated net revenue generated in North America and the rest of the world consisted of the following (DOLLARS IN THOUSANDS):

                                                                                              % of Consolidated Net
                                                         Amount                                       Revenue
                                              -------------------------                       ----------------------
     Three months ended December 31:               1997           1996       % CHANGE           1997           1996
                                              -------------------------    ------------       ----------------------
        North America                           $  2,136      $  11,594       (81.6%)          14.4%           32.3%
        International                             12,717         24,294       (47.7%)          85.6%           67.7%
                                              -------------------------                       ----------------------
        Consolidated                            $  14,853     $  35,888       (58.6%)         100.0%          100.0%
                                              -------------------------                       ----------------------
                                              -------------------------                       ----------------------
     Nine months ended December 31:
        North America                           $  14,069     $  26,381       (46.7%)          29.5%           34.5%
        International                              33,563        49,992       (32.9%)          70.5%           65.5%
                                              -------------------------                       ----------------------
        Consolidated                            $  47,632     $  76,373       (37.6%)         100.0%          100.0%
                                              -------------------------                       ----------------------
                                              -------------------------                       ----------------------

The following table sets forth the components of net revenue in dollars and as a percentage of total net revenue (DOLLARS IN THOUSANDS):

                                                                                              % of Consolidated Net
                                                         Amount                                       Revenue
                                              -------------------------                       ---------------------
     Three months ended December 31:               1997           1996       % CHANGE           1997           1996
                                              -------------------------    ------------       ---------------------
         Company-published titles:
            CD-ROM                           $   7,290       $ 26,233        (72.2%)          49.1%          73.1%
            Videogame                              283          3,031        (90.7%)           1.9%           8.5%
            Licensing/OEM                        1,351          1,197         12.9%            9.1%           3.3%
            Floppy disk and other                  251            725        (65.4%)           1.7%           2.0%
                                             -------------------------                       ---------------------
               Total published titles            9,175         31,186        (70.6%)          61.8%          86.9%

            Third-party distribution             5,678          4,702         20.8%           38.2%          13.1%
                                              -------------------------                       ---------------------
            Consolidated                      $ 14,853       $ 35,888        (53.4%)          100.0%         100.0%
                                              -------------------------                       ---------------------
                                              -------------------------                       ---------------------

     Nine months ended December 31:

         Company-published titles:
            CD-ROM                            $  32,961       $ 57,049        (42.2%)          69.2%          74.7%
            Videogame                             1,143          7,793        (85.3%)           2.4%          10.2%
            Licensing/OEM                         4,298          3,768         14.1%            9.0%           4.9%
            Floppy disk and other                   949            849         11.8%            2.0%           1.1%
                                              -------------------------                       ---------------------
               Total published titles            39,351         69,459        (43.3%)          82.6%          90.9%

            Third-party distribution              8,281          6,914         19.8%           17.4%           9.1%
                                              -------------------------                       ---------------------
            Consolidated                      $  47,632       $ 76,373        (37.6%)         100.0%         100.0%
                                              -------------------------                       ---------------------
                                              -------------------------                       ---------------------

Net revenue declined in both the three and nine-month periods due principally to the prior year success of two Company-published products, GRAND PRIX II and SID MEIER'S CIVILIZATION II. These two titles combined for 37% and 53% of revenue in the three and nine-month periods ended December 31, 1996, respectively. Net revenue in the

                               MICROPROSE, INC.

December 1997 quarter was also adversely impacted by lower North American market acceptance of new product releases. The Company released two new titles in the third quarter of both fiscal 1997 and 1998, although domestic shipments of new titles in the comparable third fiscal quarters declined from 235,000 to 65,000 units. Provisions for future returns and markdowns also increased due to lower holiday sell-through of these new releases and other previously released titles.

The decline in videogame revenue in fiscal 1998 was due to the release of three console titles in the first three quarters of the prior fiscal year as compared to no titles released to date in fiscal 1998, as the Company has strategically focused on PC CD-ROM products in the current fiscal year. The three fiscal 1997 titles (all for the SONY PLAYSTATION-Registered Trademark-) were TOP GUN: FIRE AT WILL, GUNSHIP 2000, and X-COM: TERROR FROM THE DEEP.

Third-party distribution revenue includes shipments of computer software and related products published or manufactured by third parties and distributed by the Company. This revenue is generally derived under either standard, low-margin distribution agreements (which include the purchase and resale of products) or high-margin, lower revenue agency relationships (under which the Company earns a commission or agency fee). The increases in third party distribution revenue were due largely to the European release in the third quarter of fiscal 1998 of WORMS II, a distribution title which is being published in Europe by the third-party developer and marketed by the Company.
 Partially offsetting these increases were declines in revenue due to a shift in strategic focus in Germany from distribution to higher-margin agency-related revenue.

Gross profit consisted of the following (DOLLARS IN THOUSANDS):

                                                                          % of Consolidated Net
                                          Amount                                 Revenue
                                   --------------------                    --------------------
                                      1997      1996         % CHANGE         1997      1996
                                   --------------------      --------      --------------------
Three months ended December 31     $  4,642    $ 22,000       (78.9%)         31.3%     61.3%
                                   --------------------                    --------------------
                                   --------------------                    --------------------
Nine months ended December 31      $ 23,638    $ 47,400       (50.1%)         49.6%     62.1%
                                   --------------------      --------      --------------------
                                   --------------------      --------      --------------------

Gross profit as a percent of consolidated net revenue declined in the third quarter due to an increased proportion of revenue generated from third-party developed titles. The Company's two most significant product releases in the December 1997 quarter were third-party developed products, one of which was a low-margin distribution title. In addition, margins were adversely impacted by declining average selling prices for back catalog titles, mostly in Europe. Partially offsetting the decreases in gross profit in the third quarter and first nine months of fiscal 1998 was a reduction in shipments of Sony PlayStation titles which generally have lower margins than PC products.

The following table sets forth operating expenses, interest and other income (expense) and extraordinary items (DOLLARS IN THOUSANDS):

                                                                          % of Consolidated Net
                                          AMOUNT                                 Revenue
                                   --------------------                    --------------------
Three months ended December 31:       1997      1996         % CHANGE         1997      1996
                                   --------------------      --------      --------------------
  Sales and marketing              $  4,223  $  5,086         (17.0%)          28.4%    14.2%
  General and administrative          3,240     4,508         (28.1%)          21.8%    12.5%
  Research and development            8,106     5,959          36.0%           54.6%    16.6%
                                   --------------------                    --------------------
     Total operating expenses      $ 15,569  $ 15,553           0.1%          104.8%    43.3%
                                   --------------------                    --------------------
                                   --------------------                    --------------------
  Interest and other income
   (expense), net                  $    (89) $   (391)        (77.2%)          (0.6%)   (1.1%)
                                   --------------------                    --------------------
                                   --------------------                    --------------------
  Provision (benefit) for
   income taxes                    $   (131) $    398             --           (0.9%)    1.1%
                                   --------------------                    --------------------
                                   --------------------                    --------------------

                                     MICROPROSE, INC.


                                                                          % of Consolidated Net
                                          AMOUNT                                 Revenue
                                   --------------------                    --------------------
Nine months ended December 31:        1997      1996         % CHANGE         1997      1996
                                   --------------------      --------      --------------------

  Sales and marketing              $ 13,118   $ 14,679         (10.6%)        27.6%     19.2%
  General and administrative          8,391     11,952         (29.8%)        17.6%     15.7%
  Research and development           20,174     17,862          12.9%         42.3%     23.4%
                                   --------------------                    --------------------
     Total operating expenses      $ 41,683   $ 44,493          (6.3%)        87.5%     58.3%
                                   --------------------                    --------------------
                                   --------------------                    --------------------
  Interest and other income
   (expense), net                  $ (3,056)  $    797        (483.4%)        (6.4%)     1.0%
                                   --------------------                    --------------------
                                   --------------------                    --------------------
  Provision (benefit) for
   income taxes                    $   (131)  $    398             --         (0.3%)     0.5%
                                   --------------------                    --------------------
                                   --------------------                    --------------------
  Extraordinary item, net of
   tax effect                      $     --   $  3,547        (100.0%)           --      4.6%
                                   --------------------                    --------------------
                                   --------------------                    --------------------

Sales and marketing expenses declined in fiscal 1998 due mostly to declining net revenue and associated variable marketing and selling costs.

General and administrative costs were down in fiscal 1998 due mostly to a decline in bad debt charges ($0.6 million and $2.5 million for the three and nine-month periods, respectively) related to the improved stability of certain customers, and to a $1.0 million reduction in incentive compensation due to lower operating profits. Partially offsetting these amounts was a $0.7 million charge in the December 1997 quarter to write-off costs associated with the proposed merger with GT Interactive, which was terminated during the quarter.

Research and development costs were up in the most recent three-month and nine-month periods due to a $2.0 million charge in the quarter ended December 31, 1997, to write-off unrealizable third-party royalty advances. This write-off was made primarily due to lower than anticipated holiday sell-through, mostly due to one third-party developed title.

The change in other income and expense for the nine-month period ended December 31, 1997, was due to the following factors: 1) in the first quarter of fiscal 1998, a $2.6 million charge was recorded to write-down the Company's equity investment in Total Entertainment Network, Inc. due to management's determination that a decline in fair value had occurred that was other than temporary in nature, 2) a $1.9 million gain was recorded in the first quarter of the prior year related to the sale of the Company's investment in FASA Interactive Technologies, Inc., and 3) lower interest costs were incurred in the first nine months of fiscal 1998 due to a reduction in indebtedness outstanding.

The changes in the tax provision (benefit) during fiscal 1998 are due to the net losses generated. The extraordinary item recorded in the prior year reflects the gains realized upon the repurchase and the conversion to equity of a portion of the Company's notes payable at a discount from face value.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $24.1 million and working capital decreased to $20.7 million during the first nine months of fiscal 1998. The main uses of cash and cash equivalents in fiscal 1998 to date were to fund operating losses, royalty advances, bonuses earned in fiscal 1997 and a Series A preferred stock repurchase.

                               MICROPROSE, INC.

The Company has authorized 9,000,000 shares of preferred stock, $0.001 par value, of which 4,000,000 shares are designated Series A redeemable preferred stock ("Series A Stock"). During the quarter ended December 31, 1997, 2,000,000 of the outstanding shares of Series A Stock were redeemed for approximately $2.7 million. At December 31, 1997, there were 2,000,000 shares of Series A Stock outstanding which are convertible into 98,039 shares of common stock and which accrue dividends at an annual rate of 7%. Preferred stockholders receive one vote for each common share into which their preferred shares are convertible. The Series A Stock is redeemable for $1.00 per share plus all accumulated but unpaid dividends (total redemption of $2.7 million as of December 31, 1997) (i) at any time by the Company, or (ii) in its entirety commencing on September 24, 1998, upon written demand of holders of the majority of Series A Stock.

Management believes that existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet the Company's liquidity and capital needs for at least the next 12 months.

RISK FACTORS

THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS PROSPECTS.

TERMINATED BUSINESS COMBINATION. In October 1997, the Company entered into a definitive agreement to merge with GT Interactive Software Corp. Under the terms of the proposed merger, the Company's outstanding shares of common and preferred stock were to be exchanged for a proportional number of shares of GT stock. On December 5, 1997, the Company and GT announced the mutual agreement to terminate the definitive merger agreement.

The termination of the merger agreement has had an adverse impact on (a) the Company's sales and operating results, (b) the Company's ability to attract and retain key sales and administrative personnel, (c) the progress of certain development projects and (d) the trading price of the Company's Common Stock. There can be no assurance that the termination of the merger will not continue to adversely impact the Company's business and results of operations in future periods.

NASDAQ LISTING. As of December 31, 1997, the Company is not in compliance with the current net tangible assets requirement of The Nasdaq Stock Market ("NASDAQ") for continued listing on The Nasdaq National Market. However, new listing requirements taking effect February 23, 1998, include alternative requirements for continued listing. The Company is considering a number of options for meeting the new requirements, including a reverse stock split, and has been proactive in initiating a dialog with NASDAQ with respect to these new requirements. Until the Company completes the steps necessary to address this situation and those steps have been approved by NASDAQ, there can be no assurance that the Company will be in compliance with the National Market listing requirements.

If the Company is unable to comply with the new National Market listing requirements, the Company believes that it will qualify for listing under The Nasdaq SmallCap Market. If for any reason the Company is unable to achieve and maintain compliance with the SmallCap listing requirements and is delisted from both the Nasdaq National Market and The Nasdaq SmallCap Market, the holders of the Company's 6.5% Convertible Subordinated Notes Due 2002 (the "Notes") would be entitled to require the Company to repurchase all or any portion of such holders' Notes for cash at a price equal to the principal amount plus accrued interest. In such event, the Company's business, results of operations and financial condition would likely be materially and adversely affected.

COMPUTER SYSTEMS AND YEAR 2000

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although the Company is planning to upgrade its systems before the Year 2000 to be Year 2000 compliant, the Company currently utilizes third-party equipment and software that is not Year 2000 compliant. Failure of the Company's third-party equipment or software to meet the Company's Year 2000 system requirements by the Year 2000 would require the Company to incur unanticipated expenses to remedy any problems, which would have a material adverse effect on the Company's business, operating results and financial condition.

Operating Results. The Company reported net losses for the third quarter and first nine months of fiscal 1998 of $10.9 million, or $0.38 per diluted common share, and $21.0 million, or $0.75 per diluted common share, respectively. Although the Company reported net income for the year ended March 31, 1997 of $8.0 million or $0.28 per share, the Company had net losses of approximately $39.8 million, $18.1 million and $58.5 million for fiscal years 1996, 1995 and 1994, respectively. There can be no assurance that the Company's business strategies and tactics will be successful or that the Company will be able to generate profitability in future quarterly or annual periods.

FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY. The Company's operating results have varied significantly in the past, and are expected to vary significantly in the future. This variability is a result of factors such as: 1) volume shipments of significant new products, 2) the degree of market acceptance of the Company's products, 3) the introduction of products

                               MICROPROSE, INC.

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

SIGNIFICANT LEVERAGE. As of December 31, 1997, the Company had outstanding indebtedness for borrowed funds of approximately $32.4 million and cumulative manditorily redeemable preferred stock of $2.9 million. This substantial leverage will have several important consequences for the Company's future operations, including the following: (i) a substantial portion of the Company's cash flows from operations will be dedicated to the payment of interest on, and principal of, its indebtedness; (ii) the Company's ability to obtain additional financing in the future for capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; and (iii) the Company's ability to withstand competitive pressures, adverse economic conditions and adverse changes in governmental regulations and to make acquisitions or otherwise take advantage of significant business opportunities that may arise may be negatively impacted.

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

                               MICROPROSE, INC.

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

The Company's current production schedules contemplate that the Company will commence shipments of a number of new products in the fourth quarter of fiscal 1998 and in fiscal 1999. As with any software product, however, until all aspects of the development and initial distribution of a game are completed, there can be no assurance of its release date. Release dates will vary depending on quality assurance testing and other development factors.
If the Company were unable to commence volume shipments of a significant new product during the scheduled quarter, the Company's revenue and earnings would likely be materially and adversely affected in that quarter. In the past, the Company has experienced significant delays in the introduction of certain new products. It is likely in the future that certain new products will not be released in accordance with the Company's internal development schedule or the expectations of public market analysts and investors. A significant delay in the introduction of, or the presence of a defect in, one or more new products could have a material adverse effect on the ultimate success of such products and on the Company's business, operating results and financial condition, particularly in the quarter in which such products are scheduled to be introduced.

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

UNCERTAINTY OF MARKET ACCEPTANCE; UNPREDICTABLE PRODUCT LIFE CYCLES. Consumer preferences for entertainment software products are continually and rapidly changing and are extremely difficult to predict. In addition, a majority of the unit sales for a product typically occurs in the first 90 to 120 days after the product is introduced, and, therefore, the Company cannot rely on the sales of current products to sustain its business in the future. There can be no assurance that new products introduced by the Company will achieve any significant degree of market acceptance, or that acceptance, if achieved, will be sustained for any significant period. Failure of new products or platforms to achieve or sustain market acceptance would have a material and adverse effect on the Company's business, operating results and financial condition. In addition, the Company does not carry significant inventory of its new products. As a result, significant production delays would have a material and adverse effect on the Company's business and operating results. Further, if demand for a particular product is greater than anticipated, the Company may not have sufficient inventory to meet customer demands.

COMPETITION. The entertainment software industry is intensely competitive. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than those of the Company. The Company competes primarily with other developers of PC entertainment and video game entertainment software. Significant competitors of the Company in the entertainment software industry include Electronic Arts, Cendant (formerly CUC International), Lucas Arts, Interplay, GT Interactive, Acclaim Entertainment, Broderbund Software, Activision and Virgin Interactive. The success of one or more of these companies or the entry and participation of new companies, including diversified entertainment companies, may adversely affect the Company's future performance. The availability of significant financial resources has become a major competitive factor in the entertainment software industry, principally as a result of the technical sophistication of advanced multimedia computer game products requiring substantial investments in research and development and the

                               MICROPROSE, INC.

increasing need to license products and rights to use other intellectual properties from third parties. Also, competitors with large product lines and popular titles typically have greater leverage with retailers and distributors and other customers who may be willing to promote titles with less consumer appeal in addition to such competitors' most popular titles.

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

CONCENTRATION OF CUSTOMER BASE; RISK OF CUSTOMER BUSINESS FAILURE; PRODUCT RETURNS. The Company principally sells its products to retailers and distributors, who resell the products to consumers. During the three and nine-month periods ended December 31, 1997, sales to the top ten such customers represented approximately 46% and 51%, respectively, of the Company's net revenue. Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not require collateral to secure payment. Retailers and distributors compete in a volatile industry and are subject to the risk of business failure. The business failure of a significant distributor or customer could have a material and adverse effect on the Company's business, operating results and financial condition.

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

                               MICROPROSE, INC.

DEPENDENCE UPON STRATEGIC RELATIONSHIPS. The Company's business strategy relies to a significant extent on its strategic relationships with other companies and on its alliances with key developers. Certain agreements allow third parties to approve a product prior to its release, and therefore, subject the product to delay. The Company is also in negotiations for extension or renewal of certain licenses that have expired or are about to expire. There can be no assurance that the Company's relationships will be successful or that the Company will continue to maintain and develop strategic relationships, or that licenses between the Company and any third party will be renewed or extended at their expiration dates. The Company's failure to renew or extend a key license or maintain its strategic relationships could materially and adversely affect the Company's business, operating results and financial condition. In addition, under certain key license agreements, the Company must obtain approval on a timely basis from the licensor in order to market products it develops under the license. There can be no assurance that the Company will obtain such approval, and failure to do so could have a material and adverse effect on the Company's operating results, financial condition and business prospects.

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

                               MICROPROSE, INC.

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

INTERNATIONAL REVENUE. International net revenue represented approximately 86%, 70%, 64%, and 49% of the Company's net revenue for the three and nine-month periods ended December 31, 1997, and for fiscal years 1997 and 1996, respectively. The Company expects that international net revenue will continue to account for a significant portion of its net revenue in future periods. International revenue is subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other economic barriers, fluctuating exchange rates, difficulties in staffing and managing foreign operations and the possibility of difficulty in accounts receivable collection. The Company attempts to minimize its exposure to currency fluctuations by entering into forward currency contracts, however, there can be no assurance that the Company will be successful at mitigating currency risks. In some markets, localization of the Company's products is essential to achieve market penetration. The Company may incur substantial costs and

                               MICROPROSE, INC.

experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenue. These or other factors could have a material and adverse effect on the Company's future international revenue and, consequently, on the Company's business, operating results and financial condition.

RECOVERY OF PREPAID ROYALTIES AND GUARANTEES. The Company, from time to time, enters into agreements with licensors of intellectual property and developers of games that involve royalty advances and guaranteed minimum royalty payments. If the future anticipated sales volumes of products subject to such arrangements are not sufficient to recover such advances and guarantees, the Company provides a reserve for the anticipated portion of such payments that will not be recovered. If existing advances are determined to be unrecoverable in future periods, the Company's results of operations may be materially and adversely affected.

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

                               MICROPROSE, INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, no material developments occurred with regard to legal proceedings in this quarter.

On November 12, 1997, a lawsuit entitled Activision, Inc. and The Avalon Hill Game Company v. MicroProse Software, Inc., MicroProse, Inc., and Spectrum HoloByte, Inc., Case No. 97-8302ER, was filed in the United States District Court for the Central District of California. The complaint alleged causes of action for trademark infringement, trademark dilution, false designation of origin, false advertising, unfair competition, and deceptive trade practices in connection with the Company's publication of certain CIVILIZATION computer game products.

On January 21, 1998, the Company and its Maryland subsidiary, MicroProse Software, Inc., filed an action against Activision, Inc. and The Avalon Hill Game Company in the United States District Court for the Central District of California. The Company's complaint alleges that the defendants have engaged in false advertising, trademark infringement, and unfair business practices in connection with announced plans to develop and publish CIVILIZATION computer games under a claimed licensing relationship between Activision and Avalon Hill. The Company also seeks cancellation of Avalon Hill's related trademark registration.

On February 4, 1998, Activision and Avalon Hill filed a First Amended Complaint, correcting certain statements in their original complaint and adding claims for declaratory relief and cancellation of the Company's related trademark registration. The action was served upon the Company for the first time on February 5, 1998.

Both the Company and opposing parties are seeking damages and injunctive relief with respect to publication of future CIVILIZATION products.

The Company intends to defend itself and pursue its claims vigorously in these actions. However, in the event that the Company should not prevail in the lawsuit filed by Activision and Avalon Hill, the Company may not be able to ship or sell certain of its products and may be required to pay damages, both of which would have a material adverse effect on the business, operating results, and financial condition of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING EXHIBITS ARE FILED HEREWITH:

Exhibit
 Number   Description
-------   ---------------------------------------------------------------------
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

                               MICROPROSE, INC.

Exhibit
 Number   Description
-------   ---------------------------------------------------------------------
 4.7+     Registration Rights Agreement, dated as of May 16, 1995, by and among
          Spectrum HoloByte, Inc. and GFL Advantage Fund Limited (incorporated by reference to Exhibit 4.8 of Spectrum HoloByte, Inc.'s Registration
          on Form S-3, File No. 33-94580, filed October 24, 1995)
 4.8+     Registration Rights Agreement, dated as of August 28, 1995, by and among Spectrum HoloByte, Inc. and GFL Advantage Fund Limited
          (incorporated by reference to Exhibit 4.9 of Spectrum HoloByte, Inc.'s
          Registration on Form S-3, File No. 33-94580, filed October 24, 1995)
 4.9+     Registration Rights Agreement, dated as of June 27, 1995, by and among
          Spectrum HoloByte, Inc. and Banque Scandinave en Suisse (incorporated by reference to Exhibit 4.10 of Spectrum HoloByte, Inc.'s Registration
          on Form S-3, File No. 33-94580, filed October 24, 1995)
 4.10+    Registration Rights Agreement, dated as of August 25, 1995, by and among Spectrum HoloByte, Inc. and PJP International, Ltd.
          (incorporated by reference to Exhibit 4.11 of Spectrum HoloByte,
          Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24,
          1995)
 4.11+    Registration Rights Agreement, dated as of May 16, 1995, by and among
          Spectrum HoloByte, Inc. and Tanner, Owen & Co. Incorporated
          (incorporated by reference to Exhibit 4.12 of Spectrum HoloByte,
          Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24,
          1995)
 4.12+    Registration Rights Agreement, dated as of September 6, 1995, by and among Spectrum HoloByte, Inc. and Tanner, Owen & Co. Incorporated
          (incorporated by reference to Exhibit 4.13 of Spectrum HoloByte,
          Inc.'s Registration on Form S-3, File No. 33-94580, filed October 24,
          1995)
 4.13+    Indenture, dated as of September 15, 1995, between Spectrum HoloByte,
          Inc. and Chemical Trust Company of California (incorporated by reference to Exhibit 3 of Spectrum HoloByte, Inc.'s Current Report on
          Form 8-K, File No. 0-19463, filed October 17, 1995)
 4.14+    Registration Rights Agreement, dated as of September 26, 1995, by and among Spectrum HoloByte, Inc. and Robertson, Stephens & Company, L.P.,
          Jefferies & Company, Inc. and Piper Jaffray Inc. (incorporated by reference to Exhibit 4 of Spectrum HoloByte, Inc.'s Current Report on
          Form 8-K, File No. 0-19463, filed October 17, 1995)
 4.15+    Certificate of Designation for Series B Convertible Preferred Stock
 4.16+    Certificate of Designation for Series B-1 Convertible Preferred Stock
10.1+     Form of Purchase Agreement, by and between Spectrum HoloByte, Inc. and certain investors, effective June 26, 1996 (incorporated by reference to Exhibit 4.3 of Spectrum HoloByte, Inc.'s Registration on Form S-3,
          File No. 333-08385, filed July 18, 1996)
27.1      Statement Re: Financial Data Schedule

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