Form 10-K
period 1998-03-31
MICROPROSE INC/DE
filed 1998-06-29
CIK 878197

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                   ----------------
                                      FORM 10-K

(Mark One)
 /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                     For the fiscal year ended March 31, 1998, or

 / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                    For the transition period from       to

                           Commission file number 0-19463

                                   MICROPROSE, INC.
                (Exact name of registrant as specified in its charter)

State of Incorporation: DELAWARE          I.R.S. Employer Identification No.: 52-1728656

            2490 MARINER SQUARE LOOP, SUITE 100, ALAMEDA, CA  94501
                   (Address of principal executive offices)

                Registrant's telephone number:   (510) 864-4440

           Securities registered pursuant to Section 12(b) of the Act:
                                       NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $0.001 PAR VALUE

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

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 15, 1998, was approximately $13,875,000 (based on the June 15, 1998, closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.
 This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On June 15, 1998, approximately 5,753,598 shares of the Registrant's Common Stock, par value $0.001, were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on September 24, 1998, are incorporated by reference into Part III of this Report on Form 10-K to the extent stated herein.

                           TABLE OF CONTENTS

                                                                           PAGE
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

    ITEM 1.    BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
    ITEM 2.    PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . .12
    ITEM 3.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .12
    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .13


PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

    ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . .14
    ITEM 6.    SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . .15
    ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . .17
    ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
               DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .32
    ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . .54


PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .54

    ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT. . . . . . . . . . . .54
    ITEM 11.   EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . .55
    ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . . .55
    ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . .55


PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .56

    ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .56

PART I


ITEM 1.   BUSINESS

     MicroProse Inc., (formerly Spectrum HoloByte, Inc) ("MicroProse" or the "Company") is a developer, producer and publisher of entertainment software for personal computers (PC's) and certain console platforms. The Company creates, acquires or licenses properties with mass-market appeal and develops branded products based on these properties. A range of advanced technologies is incorporated into these products, such as multiplayer networking, simulation, real-time response and three dimension (3D) texture-mapped graphics to enhance each product's distinctive characteristics. The Company also distributes entertainment software and related products published by third parties.

     MicroProse primarily develops products in the categories of Simulation, Strategy, and 3D Action. Management believes these three categories leverage the Company's product development core competencies. The Company's most popular products to date include the FALCON-Registered Trademark- series, GRAND PRIX series, MAGIC: THE GATHERING-Registered Trademark-, MASTER OF ORION-TM- II, the CIVILIZATION-TM- Series, the STAR TREK-TM- series, TOP GUN-TM-: FIRE AT WILL!-TM-, WORMS II-Registered Trademark- and THE X-COM-Registered Trademark-series.

PRODUCTS

     The Company's simulation products feature advanced 3D graphics, digital sound effects and sophisticated artificial intelligence algorithms designed to create compelling, realistic experiences for players in a variety of perilous circumstances or historical contexts. The Company's strategy products allow players to assume the role of specified characters or god-like beings to experience or control the creation of new civilizations, discover or colonize new worlds or battle powerful alien forces to save the world.
The Company also leverages its established areas of expertise such as 3D graphic environments, digital sound and strong artificial intelligence to develop fast-paced, action-oriented products.

     The Company discontinued publishing products under the SPECTRUM HOLOBYTE and SIMTEX brands in fiscal 1997, and is currently publishing all of its products under the MICROPROSE-Registered Trademark- brand name. The individual branded identities created or licensed by the Company and the related products which are either currently being published or are under development by the Company include, but are not necessarily limited to, the following:

STAR TREK: THE NEXT GENERATION-Registered Trademark- BRAND

     The Company has the rights to release a series of games based on the STAR TREK: THE NEXT GENERATION television series and the feature film series from Paramount Pictures. Products currently offered or under development include:

- STAR TREK GENERATIONS-TM-: This 3D-action game follows and expands upon the plot of the feature film of the same name. The game features the two captains of the U.S.S. Enterprise joining forces to battle the evil Soran, in first person point-of-view, along with exciting space combat.

- STAR TREK: KLINGON HONOR GUARD-TM- (Under Development): A first person point-of-view action shooter game where the player is a member of a Klingon warrior combat unit. This game utilizes the Unreal 3D Engine.

- STAR TREK: BIRTH OF THE FEDERATION-TM- (Under Development): A strategy game in which players build a space-faring civilization as one of the five STAR TREK races: Federation, Klingon, Cardassian, Ferengi, or Romulan.

WORLD CIRCUIT RACING-TM- BRAND

     This series of products lets the player take the wheel in simulations of real world car races. Products include:

- GRAND PRIX III (Under Development): The follow up to GRAND PRIX II is a challenging Formula 1 racing simulation where the player experiences the excitement of international Grand Prix racing on real tracks against real drivers.

- GRAND PRIX MANAGER-TM- III (Under Development): This game moves the player from behind the wheel to behind the desk as a team owner on the Formula 1 circuit. The player controls all aspects of team management including hiring and firing staff and drivers, negotiating contracts and funding research and development.

- GP 500-TM-(Under Development): This game provides the player with a realistic simulation of motorcycle circuit racing.

CIVILIZATION-TM- BRAND

     This series of award winning imaginative strategy games is educational, dynamic and highly entertaining. Strong artificial intelligence and historical data combined with ease of use make these games appealing and accessible to players of all levels. Products currently offered or under development include:

- SID MEIER'S CIVILIZATION-Registered Trademark-II: This strategy game has won Game of the Year awards from Time Magazine, PC Gamer and Computer Retail Week. New features include additional technologies, new "Wonders of the World" video clips and more sophisticated diplomacy.

- CIVILIZATION II SCENARIOS: This add-on pack has 20 new scenarios including the American Civil War, Alien Invasion and After the Apocalypse.

- CIV II FANTASTIC WORLDS-TM-: This CIVILIZATION II add-on provides a player a game where magic and imagination rule in new fantasy and sci-fi based scenarios.

- CIVILIZATION II MULTIPLAYER GOLD EDITION-TM- (Under Development): This version of the original CIVILIZATION II game allows multiple players to match their wits and strategies against each other through the Internet.

- CIVILIZATION III-TM- (Under Development): Continues the CIVILIZATION legacy but will be based on a new software engine and provide a greater strategic challenge with more demanding scenarios.

- CIVILIZATION TEST OF TIME-TM- (Under Development): Capitalizing on the success of previous CIVILIZATION titles, this next generation of the series will offer better graphics, more complex scenarios and more sophisticated computer game play.

MAGIC: THE GATHERING-Registered Trademark- BRAND

     The MAGIC: THE GATHERING product line is based on the popular trading card game of the same name by Wizards of the Coast. Products currently offered or under development include:

- MAGIC: THE GATHERING: This game offers the player the ability to play the card game against the computer, as well as play Shandalar, a strategy card game where players collect and trade cards to build custom decks and duel other wizards represented by the sophisticated artificial intelligence.

-    MAGIC: THE GATHERING-DUELS OF THE PLANEWALKERS-TM- includes the original
     MAGIC: THE GATHERING-TM-, additional game cards, plus MANALINK-TM-, a multiplayer update that enables two players to duel over the Internet, chat, send messages and taunt opponents.

- MAGIC: THE GATHERING-SPELLS OF THE ANCIENTS-TM- offers players additional game cards, newer artificial intelligence, animated interface, improved deck generator and game play.

FALCON-Registered Trademark- BRAND

     In the award-winning FALCON series, a player pilots a jet fighter in realistic combat campaigns. The original FALCON was introduced in 1984 and the FALCON series now includes upgraded versions with advanced 3D graphics and the availability of compatible add-on products with new missions and different planes. Products include:

- FALCON-Registered Trademark- 4.0 (Under Development): This game simulates real-time war where the player takes the role of a single pilot in an F-16 jet fighter. The game features the tension, chaos and adventure that exists in modern air combat together with multi-player capability, advanced 3D terrain graphics, highly developed avionics and strong artificial intelligence.

- MIG29 II-TM- (Under Development): A sequel to the original MIG29, this game features elite Russian dogfight simulations using the FALCON 4.0 engine and will be network compatible with FALCON 4.0.

-    MICROPROSE-Registered Trademark- MILITARY SIMULATION BRAND

     The MICROPROSE line of military simulation titles includes award-winning, popular games such as F-15 STRIKE EAGLE-Registered Trademark-, M1 TANK PLATOON-Registered Trademark-, GUNSHIP-Registered Trademark- and FLEET DEFENDER-Registered Trademark-. Products currently offered or under development include:

- M1 TANK PLATOON-Registered Trademark- II: An M1 Abrams tank simulation featuring an accurate and realistic simulation of the US main battle tank in a modern day combat environment.

- GUNSHIP-Registered Trademark-II (Under Development): An AH-64A Apache gunship simulation including full texture mapped terrain, ground troop support and competing helicopters and tanks. Built on the M1 TANK PLATOON-Registered Trademark- II engine, this game is being designed to be network compatible.

- EUROPEAN AIR WAR-TM- (Under Development): This flight simulation depicts the air battles over Europe during World War II. The player can fly over a dozen of the greatest fighter aircraft of the era for the Allied or German forces. The title will have multiplayer capabilities to further enhance the experience.

X-COM-Registered Trademark-BRAND

     In this award-winning series, players battle for survival against alien races in suspenseful science fiction tales that take them to all corners of the galaxy. Products currently offered or under development include:

- X-COM: APOCALYPSE-TM-: This product is a continuation of the X-COM saga where aliens have infiltrated human society by taking on human form; the player must battle the aliens in human disguise.

- X-COM: INTERCEPTOR-TM-: This action-packed product allows players to fight the aliens in outer space by piloting spacecraft and exploring alien worlds, thereby thwarting another alien threat to humanity.

- X-COM ALLIANCE-TM- (Under Development): The sequel in the series is built on the Unreal 3D Engine and will feature a first person point-of-view squad based game.

MASTER OF ..... BRAND

     This popular line of science fiction titles adds a new dimension to strategic adventure games. Players trade, negotiate and steal technology as they battle to expand their empires. Products currently offered or under development include:

- MASTER OF ORION II-TM-: This product is a sequel to MASTER OF ORION-TM-. New gameplay features include a larger, more diverse "space universe", and the addition of cinematic and multi-player capability over a local area network.

- MASTER OF MAGIC-TM- II (Under Development): This sequel to the highly acclaimed MASTER OF MAGIC will include several new features including new goals, new spells and multiple planes of existence.

TOP GUN-TM-BRAND

     The Company has developed products for both the PC CD-ROM and the Sony PlayStation-TM- based on TOP GUN, the popular feature film from Paramount Pictures. In these games, the player assumes the role of "Maverick" and engages in combat scenarios, experiencing sights and sounds of the feature film. Products include:

- TOP GUN: FIRE AT WILL!-TM-: A fast paced action dog-fighting adventure story in which the player graduates from the Top Gun Flight Academy and pilots an F-14 fighter jet on over 40 possible missions. Live action video is used to effectively tell the story as seen through the player's eyes.

- TOP GUN: HORNET'S NEST-TM- (Under Development): This fast action, arcade-style, dog-fighting flight simulator allows the player to pilot a F18 fighter jet.

BATTLETECH-Registered Trademark- BRAND

     The Company is planning to publish two products in the popular BATTLETECH line. With over 13 million words in print, the BATTLETECH Universe delivers extensive storyline depth and integrity. This brand offers the intense action of 31st Century armored combat. Products include:

- BATTLETECH-Registered Trademark-: MECHCOMMANDER-TM-: This game puts the player in command of up to 12 MECHWARRIORS as they battle enemy "MECH" units and armored vehicles. Players can create their own "MECH" units, develop their own strategy, and choose the missions they want to play. In this game, combat action, real-time communications, and realistic battlefield dynamics combine to give the player the true experience of command.

- MECHWARRIOR-Registered Trademark- III (Under Development): In this sequel to MECHWARRIOR-Registered Trademark- II, players will be able to choose their own missions and objectives, driving the plot at their own speed. The MECH-Registered Trademark- LAB allows the players to build a custom machine to their own unique specifications.

OTHER BRANDS

- STARSHIP TROOPERS-TM- (Under Development): A fast-paced action 3D title based on the classic Robert Heinlein science fiction novel. The story line takes place five years after the events in the feature movie.

- WORMS-TM- II: A follow up to the European hits WORMS-TM- and WORMS-TM-UNITED, WORMS II is a turn-based arcade strategy game where up to eight players participate in a match. WORMS II uses over 8,000 frames of animation to create a cartoon-style environment where humor and strategy join to make an irresistible game. Players choose from an assortment of devastating weapons or create their own with the weapons editor to eliminate all of the opposing worms.

     There can be no assurance that products listed as "Under Development" will be released in a timely manner or at all. See Item 7 - "Dependence on New Product Introductions; Product Delays" and Item 7 - "Changes in Technology and Product Platforms."

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

      The Company must continually anticipate and adapt its products to emerging platforms and evolving consumer preferences. Failure to develop products for new platforms and incorporate new technologies may render the Company's products obsolete. In addition, there can be no assurance that the platforms for which the Company develops products will achieve market acceptance. See Item 7 -"Changes in Technology and Product Platforms," Item 7
- "Dependence on New Product Introductions; Product Delays" and Item 7 - "Risk of Software Errors or Failures."

      INTERNAL PRODUCT DEVELOPMENT. The Company's internal product development function has been performed at five separate development studios, located in California, Maryland, Texas, North Carolina and the United Kingdom. Development studios are organized to incorporate both internal and external research and development and quality assurance functions. The studios work with marketing brand managers who define product positioning and product and platform mix. The internal development process includes game development and design, prototyping, programming, art, computer graphic design, animation, sound engineering, technical writing, editorial review and quality assurance. Typically, 18 to 24 months or longer are required to complete a new title with a new engine and 6 to 14 months or longer are required to develop existing titles for different platforms or to develop a derivative product using a previously developed engine. Internally developed products are based on characters, brands and themes that are either owned by the Company or licensed from third parties. The Company develops games that may be played interactively over on-line services and the Internet.

      The Company's proprietary software development library of tools and content includes animation, three-dimension, texture-mapped graphic algorithms and images, networking capability, artificial intelligence and simulation technology. To supplement its internal research and development efforts, the Company also buys, licenses, or contracts with third parties for the development of content. The Company maintains a worldwide database of its libraries, tools and other software assets.

     EXTERNAL PRODUCT DEVELOPMENT. In addition to its internal development teams, the Company also contracts with independent software developers. The Company's strategy in contracting with third-party developers is to attract the broadest base of available talent for creating new products as well as to supplement the development of products produced by internal teams. The Company engages in consulting or development agreements with its independent software developers, and manages the development process by establishing program schedules and milestones. In addition, the Company may provide its third-party developers with access to its extensive library of tools and content as well as program specifications, such as audio/visual displays, artwork, musical work, sound recordings, rules of play, networking and other components for the developer's use in creating the product. In general, the Company has less control over the scheduling and the quality of work of independent contractors than that of the Company's own employees. The Company's success in its external development efforts will depend in part on its continued ability to maintain relationships with skilled independent software developers, to obtain and renew product development agreements with such developers and to attract new product development relationships. As is customary in the industry, the Company compensates outside developers with nonrefundable royalty advances that are paid as milestones are reached. See
Item 7 - "Use of Independent Software Developers."

     LICENSING. The Company, from time to time, licenses intellectual properties such as trademarks, brands, characters and entertainment properties to complement both internal and external development projects. Typically these licenses are obtained for certain identified platforms over a specific length of time in a specific territory. As is customary in the industry, this type of license typically involves a royalty, a portion of which is paid in advance, normally with a minimum guaranteed payment over the term of the license. Current licenses held by the Company include intellectual property rights to STAR TREK, TOP GUN, MAGIC: THE GATHERING, and STARSHIP TROOPERS.

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

     ACQUISITIONS AND JOINT VENTURES. MicroProse has acquired properties through the acquisition of businesses and strategic joint ventures. The Company has made an equity (approximately 9% interest) investment in Virtual World Entertainment Group, Inc., through which the rights to its BATTLETECH properties were obtained. In October 1997 the Company acquired Hartland Trefoil Limited, a privately held game development company, owner of intellectual property rights for the original CIVILIZATION board game. In fiscal 1997, the Company acquired distribution rights from and a potential limited equity interest in Team 17 Software Ltd. in the U.K.

MARKETING, SALES AND DISTRIBUTION

     MARKETING. Although the Company concentrates its marketing efforts in North America and Europe, its products are sold around the world in places such as Australia, Japan, Korea, Taiwan, Singapore, the Middle East and South America under export sales and license arrangements. The Company's marketing activities include print advertising in consumer and trade periodicals, retail-supported print advertising, targeted direct mail programs, retail in-store promotions, trade shows, user support programs and product publicity programs. The Company participates in retailers' advertising programs based upon the sales of products to a participating retailer and the commitment of the retailer to advertise certain products. The Company maintains an extensive database of customers who have purchased products directly from the Company or who have returned product warranty cards, and also rents lists of potential customers with profiles similar to its current customers.

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

     The Company's International sales group is primarily located in Chipping Sodbury, England, and in Bielefled, Germany. Revenues are consummated through distribution to software specialty retail stores, independent retailers, large department stores and distributors. In June 1996, the Company acquired certain net assets of Leisuresoft Vertiebs GmbH ("Leisuresoft"), a German distributor of computer software and related products, for 1.2 million German Deutsche Marks (approximately $0.8 million). Sales in other European countries and Asia are made primarily through distributor, export and licensing arrangements with local distributors. In fiscal 1997, the Company opened a small sales office in Australia.

     In April 1996, the Company's wholly owned Japanese subsidiary, Spectrum HoloByte Japan, K.K. ("Spectrum Japan") granted an exclusive license to Mitsui & Co., Ltd. ("Mitsui") for the localization, manufacture, marketing and distribution of certain Company titles in Japan. In connection with the license agreement, Spectrum Japan subcontracted all of its employees to Mitsui and largely discontinued its operations. The Company received an up-front license fee, and earns royalties based upon revenues generated by Mitsui during the three-year term of the agreement.

     The Company also enters into other license agreements which provide for
1) the manufacturing and distribution of the Company's products into specified geographic markets, 2) the development and distribution of the Company's titles on additional platforms, or 3) the bundled distribution of the Company's products along with other software products. These agreements generally involve a prepaid royalty, guaranteed minimum purchase or a minimum royalty to be paid to the Company over a specified term.

     The Company provides technical support in the United States and Europe for its products through its customer support department. The Company also uses its support personnel to sell upgraded and replacement software, inform customers about new products and conduct market surveys. In the United States, the Company also responds to customer inquiries through its telephone and electronic bulletin board services and conducts direct mail services.

     The Company's prices are standardized and are communicated on the Company's order form. The Company publishes a trade policy that details the terms and conditions under which customers may purchase from the Company. Payment terms of 30 to 60 days are typically granted to accounts that are in good credit standing. The Company does not require collateral to secure payment. Retailers and distributors compete in a volatile industry and are subject to the risk of business failure. Although the Company maintains a reserve for uncollectible receivables that it believes to be adequate, the payment default of a significant customer could materially and adversely affect its operating results and financial condition.

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

     The Company provides a limited warranty that its products will be free from manufacturing defects. There can be no assurance that the Company will not experience material warranty claims in the future, which could have a material adverse effect on the Company's business, operating results and financial condition.

     In fiscal 1998, sales to the ten largest customers represented approximately 53% of the Company's revenue. The Company's principal direct retail accounts include Best Buy, Electronics Boutique, and Babbages. The Company's distributors include Bondserve, Pinnacle, Merisel, Navarre, GT Value Products Division, Beamscope, Media Market, and Ingram Micro Inc. For the year ended March 31, 1998, one customer (Bondserve Ltd.) accounted for 16% of the Company's consolidated net revenue. As the installed base of multimedia personal computers (PCs) increases, the distribution channels for entertainment software are expected to increasingly depend on mass merchandisers to reach the broader consumer market.

COMPETITION

     The entertainment software industry is intensely competitive and in the process of consolidation. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than those of the Company. The Company competes primarily with other developers of PC entertainment and video game entertainment software. Significant competitors of the Company in the entertainment software industry include Electronic Arts, Cendent, Lucas Arts, Interplay, GT Interactive, Acclaim Entertainment, Broderbund Software, and Activision. The success of one or more of these companies or the entry and participation of new companies, including diversified entertainment companies, may adversely affect the Company's future performance. The availability of significant financial resources has become a major competitive factor in the entertainment software industry, principally as a result of the technical sophistication of advanced multimedia computer game products requiring substantial investments in research and development and the increasing need to license products and rights to use other intellectual properties from third parties. Also, competitors with large product lines and popular titles typically have greater leverage with retailers and distributors and other customers who may be willing to promote titles with less consumer appeal in addition to such competitors' most popular titles.

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

     As more consumers own multimedia PCs, the distribution channels for entertainment software have changed, and are expected to continue to change, to increasingly depend on mass merchandisers, online services and the Internet to reach the broader market. In addition, while this trend has increased the number of distribution channels, competition for shelf space has intensified because these new channels generally carry only top-selling titles. Moreover, access to these new distribution channels is limited and partially controlled by the Company's competitors. In addition, other types of retail outlets and methods of product distribution, such as online services and the Internet, may become important in the future, and it will be important for the Company to gain access to these channels of distribution. There can be no assurance that the Company will gain such access or that the Company's access will allow the Company to maintain its historical levels of sales volume.

INTELLECTUAL PROPERTY

     The Company regards the software that it owns or licenses as proprietary and relies primarily on a combination of copyrights and trademarks and U.S. and international trade secret, patent and trademark laws and nondisclosure agreements to protect its proprietary rights to its products. It is the Company's policy that employees and third-party developers sign nondisclosure agreements. The Company owns or licenses various trademarks and copyrights. However, the Company has only standard "shrink wrap" license agreements or no license agreements at all with the end users of its products and does not copy-protect its software. The Company relies largely on the copyright laws to prevent unauthorized distribution of its software. There can be no assurance that these measures will be sufficient to protect the Company's intellectual property rights against infringement. Existing copyright laws afford only limited protection. It may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and software piracy can be expected to be a persistent problem. Further, the laws of certain countries in which the Company's products are or may be distributed do not protect the Company's products and intellectual rights to the same extent as the laws of the United States.

     The Company believes that its products, trademarks and other property rights do not infringe on the proprietary rights of third parties. As the number of entertainment software products in the industry increases, the Company believes that software increasingly will become the subject of claims that such software infringes upon the rights of others. From time to time, the Company has received communications from third parties asserting that features or content of certain of its products may infringe upon intellectual property rights of such parties. The Company believes such claims have been without merit. To date, other than the cost of litigation, no such claim has had a materially adverse effect on the Company's ability to develop, market or sell its products. However, the Company is currently involved in intellectual property litigation, and there can be no assurance that existing or future infringement claims against the Company will not result in further costly litigation or require the Company to license the intellectual property of third parties. There can be no assurance that such licenses will be available on reasonable terms or at all.

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

EMPLOYEES

     As of March 31, 1998, the Company employed 385 people, excluding temporary employees and consultants, including 232 in product development, 68 in sales and marketing, 21 in manufacturing and operations, and 64 in administration and finance, systems support, legal and human resources. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

     Competition in recruiting of personnel in the software industry is intense. The Company believes that its future success will depend in part on its continued ability to recruit and retain highly skilled management, marketing, creative and technical personnel. There can be no assurance that the Company will be successful in its efforts to recruit and retain personnel.

ITEM 2.   PROPERTIES

     The Company leases approximately 38,000 square feet of office space in Alameda, California, which is utilized for the Company's headquarters, product development, sales and administration under a lease that expires in
2002.   In Hunt Valley, Maryland, the Company leases approximately 35,800 square feet of office space under a lease that expires in August 1998. The Company's Chapel Hill, North Carolina development facility consists of approximately 3,200 square feet under a lease that expires in December 1999. The Company's Austin, Texas studio leases approximately 11,500 square feet of office space, pursuant to a lease that expires in 2002.

     The Company's United Kingdom subsidiary leases approximately 28,700 square feet of office space in Chipping Sodbury, England, under a lease that expires in September 2003. The Company leases approximately 1,300 square feet of office space in Bielefled, Germany, under a lease that expires in September 2002. The Company owns 10,000 square feet of office and warehouse
space and 24,000 square feet of land in Bonen, Germany.   In addition, the
Company leases 1,291 square feet of office space in Sydney, Australia. The Company believes that its existing facilities are adequate to meet its current needs and that, if required, suitable additional or substitute space is likely to be available on reasonably acceptable terms.

ITEM 3.   LEGAL PROCEEDINGS

ACTIVISION, INC.:

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

     On February 4, 1998, Activision and the Avalon Hill Game Company filed a First Amended Complaint, correcting certain statements in their original complaint and adding claims for declaratory relief and cancellation of the Company's related trademark registration. The action was served upon the Company for the first time on February 5, 1998.

     On April 7, 1998, the Company amended its answer and filed counterclaims on behalf of the Company and its two subsidiaries, MicroProse Software, Inc. and Hartland Trefoil, Ltd., asking for declaratory relief and seeking to enforce the intellectual property rights of these entities in both board games and computer games under the CIVILIZATION name.

     Both the Company and opposing parties are seeking damages and injunctive relief with respect to publication of future CIVILIZATION products.

     The Company intends to defend itself and pursue its claims vigorously in these actions. However, in the event that the Company should not prevail in the lawsuit filed by Activision and the Avalon Hill Game

Company, the Company may not be able to ship or sell certain of its products and may be required to pay damages, both of which would have a material adverse effect on the business, operating results, and financial condition of the Company.

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

     On October 29, 1993, MicroProse notified the seller and its parent of the rescission of the March 1993 agreement. This action resulted in a charge of approximately $4.9 million, which was recorded in the quarter ended September 30, 1993. This charge consisted primarily of the original purchase price, asset write-offs of approximately $1.8 million and rescission-related liabilities of approximately $1.6 million. United and its parent company are now in receivership. The Company has maintained an accounting reserve in order to meet any remaining liabilities under German law as a result of the receivership proceeding.

     On March 18, 1998, the Company received a demand from the receiver in the insolvency proceeding for payment of $1.95 million DM, based on the receiver's position that MicroProse is liable for contribution of share capital to the insolvent company. On approximately May 28, 1998, the Company's U.K. subsidiary was served with a legal action by the receiver seeking enforcement of the demand. The Company is represented by German counsel and intends to defend itself vigorously in this action.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERSITEM

     None.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's common stock is traded on the NASDAQ National Market under the symbol MPRS. The following table sets forth, for the periods indicated, the high and low closing sale prices for the common stock as originally reported by the Nasdaq National Market. The prices are also shown restated for the effects of the 1-for-5 reverse stock split that became effective on May 11, 1998, see Item 7. "Nasdaq Listing/Reverse Split."

                                            (Restated for reverse split)
                            HIGH     LOW           HIGH       LOW
                          ----------------       ------------------
Fiscal 1998:
    Fourth Quarter        $  2.75  $  1.50       $  13.75   $  7.50
    Third Quarter            7.11     1.88          35.55      9.40
    Second Quarter           5.56     4.00          27.80     20.00
    First Quarter            6.94     4.44          34.70     22.20

Fiscal 1997:
    Fourth Quarter        $  9.50  $  6.62       $  47.50  $  33.10
    Third Quarter            7.75     4.87          38.75     24.35
    Second Quarter           7.25     3.87          36.25     19.35
    First Quarter            8.62     5.37          43.10     26.85

     On June 15, 1998, the closing sale price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System (Nasdaq) stock exchange was $4.25 per share. As of that date, there were approximately 232 holders of record (not including beneficial holders of stock held in street name) and approximately 5,753,598 shares of common stock were outstanding. There has historically been significant volatility in the share price for the Company's common stock, and the market price of the Company's common stock may be highly volatile in the future.

DIVIDEND POLICY

     The Company has never paid cash dividends on its capital stock. The Company currently intends to retain all available funds for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS DATA
In thousands, except per share amounts

                                                                           YEAR ENDED MARCH 31,
                                                    --------------------------------------------------------------------
                                                      1998          1997           1996           1995           1994
                                                    --------------------------------------------------------------------

Net revenue                                          $60,009      $100,253      $  59,694      $  84,350      $  40,887
Cost of revenue                                       31,428        39,317         30,554         43,434         24,519
                                                    --------------------------------------------------------------------
Gross profit                                          28,581        60,936         29,140         40,916         16,368

Operating expenses:
  Sales and marketing                                 17,633        18,741         21,642         26,063         11,703
  General and administrative                          11,493        14,670         14,409         12,985          7,276
  Research and development                            29,038        23,145         27,490         19,995         10,712
  In-process research and development                      -             -              -              -         46,319
  Restructuring charges                                    -             -          1,123              -              -
                                                    --------------------------------------------------------------------
          Total operating expenses                    58,164        56,556         64,664         59,043         76,010
                                                    --------------------------------------------------------------------
Operating income (loss)                              (29,583)        4,380        (35,524)       (18,127)       (59,642)
Other income (expense), net                           (3,534)          511         (4,317)            76            (85)
                                                    --------------------------------------------------------------------
Income (loss) before income taxes
  and extraordinary item                             (33,117)        4,891        (39,841)       (18,051)       (59,727)
Income tax provision (benefit)                            24           450              -              -         (1,267)
                                                    --------------------------------------------------------------------
Income (loss) before extraordinary item              (33,141)        4,441        (39,841)       (18,051)       (58,460)
Extraordinary item, net of tax effect                      -         3,547              -              -              -
                                                    --------------------------------------------------------------------
Net income (loss)                                   $(33,141)     $  7,988       $(39,841)      $(18,051)      $(58,460)
                                                    --------------------------------------------------------------------
                                                    --------------------------------------------------------------------

Basic income (loss) per share (restated for
the reverse stock split):
  Income (loss) before extraordinary item             $(5.86)        $0.79         $(8.49)        $(4.56)       $(27.70)
  Extraordinary item, net of tax effect                    -          0.66              -              -              -
                                                    --------------------------------------------------------------------
  Net income (loss)                                   $(5.86)        $1.45         $(8.49)        $(4.56)       $(27.70)
                                                    --------------------------------------------------------------------
                                                    --------------------------------------------------------------------

Diluted income (loss) per share (restated for
the reverse stock split):
  Income (loss) before extraordinary item             $(5.86)        $0.75         $(8.49)        $(4.56)       $(27.70)
  Extraordinary item, net of tax effect                    -          0.64              -              -              -
                                                    --------------------------------------------------------------------
  Net income (loss)                                   $(5.86)        $1.39         $(8.49)        $(4.56)       $(27.70)
                                                    --------------------------------------------------------------------
                                                    --------------------------------------------------------------------

Weighted average shares used to calculate:
    Basic income (loss) per share                      5,697         5,300          4,727          4,022          2,122
    Diluted income (loss) per share                    5,697         5,555          4,727          4,022          2,122


 (CONTINUED)

CONSOLIDATED BALANCE SHEET DATA
In thousands

                                                                                 MARCH 31,
                                                    -----------------------------------------------------------------
                                                      1998          1997        1996           1995          1994
                                                    -----------------------------------------------------------------
Working capital (deficit)                            $ 8,416      $44,333      $35,685       $ 6,203       $(7,008)
Total assets                                          43,829       80,305       65,922        59,350        33,191
Notes and borrowings under lines of credit
  and long-term debt                                  32,348       32,739       50,504        11,474         4,701
Notes payable and amounts due to related
  parties                                                 -            -            -             -          1,739
Capital lease obligations                                 95          409          815         1,816         3,096
Redeemable preferred stock                             2,940        5,881        5,881         5,881         5,881
Total stockholders' equity (deficit)                  (9,542)      21,598       (8,915)        8,562        (6,025)


QUARTERLY FINANCIAL DATA (UNAUDITED)
In thousands, except per share amounts

1998                                              4TH QUARTER    3RD QUARTER    2ND QUARTER    1ST QUARTER
----------------------------------------------------------------------------------------------------------
Net revenue                                        $  12,377      $  14,853      $  19,199      $  13,580
Gross profit                                           4,941          4,642         11,196          7,802
Operating loss                                       (11,541)       (10,927)        (1,700)        (5,415)
Net loss                                             (12,174)       (10,885)        (1,770)        (8,312)
Basic net loss per share (restated)                    (2.13)         (1.92)         (0.32)         (1.48)
Diluted net loss per share (restated)                  (2.13)         (1.92)         (0.32)         (1.48)

1997                                              4TH QUARTER    3RD QUARTER    2ND QUARTER    1ST QUARTER
----------------------------------------------------------------------------------------------------------
Net revenue                                          $23,880       $35,888        $27,413        $13,072
Gross profit                                          13,536        22,000         17,227          8,173
Operating  income (loss)                               1,473         6,447          2,229         (5,769)
Net income (loss)                                      1,135         5,658          2,710         (1,515)
Basic net income (loss) per share (restated)            0.19          1.04           0.50          (0.33)
Diluted net income (loss) per share (restated)          0.18          0.98           0.47          (0.33)

1996                                              4TH QUARTER    3RD QUARTER    2ND QUARTER    1ST QUARTER
----------------------------------------------------------------------------------------------------------
Net revenue                                         $15,531       $ 13,389       $ 13,845        $16,929
Gross profit                                          8,889          6,357          4,668          9,226
Operating loss                                       (7,228)        (8,226)       (11,042)        (9,028)
Net loss                                             (8,905)        (9,947)       (11,591)        (9,398)
Basic net loss per share (restated)                   (1.85)         (2.07)         (2.46)         (2.09)
Diluted net loss per share (restated)                 (1.85)         (2.07)         (2.46)         (2.09)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     MicroProse, Inc. ("the Company") derives revenue primarily from publishing and distributing entertainment software. This software is generally published by the Company for the following platforms:

- Compact-Disc Read-Only Memory ("CD-ROM") for the personal computer ("PC")
- Videogame consoles

     In addition, the Company generates revenue from the licensing of its products to third-party publishers and the distribution of third-party software and related products.

     The Company generates a substantial portion of its revenue from the introduction of new products. In order to maintain or grow its current revenue levels, the Company believes it will be necessary to develop or obtain rights to new products that achieve market acceptance, are developed for the appropriate platforms, are introduced in a timely manner and are able to attain market acceptance. The Company is continuing to devote considerable resources toward the development of new products and has secured rights to intellectual properties owned by third parties. As is typical in the industry, the Company maintains internally developed release schedules, but there can be no assurance that new products under development will be released on schedule or at all, or that any such products will generate significant revenue. Historically, the Company has frequently missed product release schedules. To the extent that major new products are not released on schedule, both net revenue and net income are likely to be adversely affected. In addition, as access to distribution channels and retail shelf space becomes increasingly competitive, the Company's ability to produce and bring to market new and compelling products in a timely fashion plays an increasingly important role in the Company's ability to retain adequate access to these channels.

     The Company's operating results have varied significantly in the past and are expected to vary significantly in the future. This variability is a result of factors such as: 1) volume shipments of significant new products,
2) the degree of market acceptance of the Company's products, 3) the introduction of products competitive with those of the Company, 4) the timing and market acceptance of new hardware and software product introductions, 5) the size and growth rate of the consumer software market, 6) the seasonality of sales, 7) development and promotional expenses relating to the introduction of new products or new versions of existing products, 8) product returns and markdowns, 9) changes in pricing policies by the Company and its competitors, 10) the accuracy of retailers' forecasts of consumer demand, 11) the timing of orders from major customers, 12) order cancellations, 13) delays of shipment, 14) write-offs of advance royalty payments and 15) access to retailer shelf space. Because a majority of the unit sales for most product typically occurs in the first 90 to 120 days following the introduction of the product, the Company's revenue may increase significantly in a period in which one or more major product introductions occur and may decline in following periods or in periods in which there are no major product introductions. The Company's expenses are based, in part, on expected future revenue. Certain overhead and product development expenses are relatively fixed and do not vary directly with revenue. Consequently, if net revenue is below expectations, the Company's business, operating results and financial condition are likely to be materially, adversely affected. In addition, the market price of the Company's common stock could be adversely impacted in future periods.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. The Company may, from time to time, make oral forward-looking statements. The factors discussed herein and in the Company's

Securities and Exchange Commission filings, including but not limited to Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, are important factors that could cause actual results to differ materially from those projected in any such forward-looking statements.

     In October 1997, the Company entered into an agreement to merge with GT Interactive Software Corporation ("GT") Under the terms of the proposed merger, the Company's outstanding shares of common and preferred stock were to be exchanged for a proportional number of shares of GT stock. On December 5, 1997, the Company and GT announced their mutual agreement to terminate the merger agreement.

     The termination of the merger agreement has had a materially adverse impact on (a) the Company's sales and operating results, (b) the Company's ability to attract and retain key sales and administrative personnel, (c) the progress of certain development projects, and (d) the trading price of the Company's Common Stock. There can be no assurance that the termination of the merger will not continue to adversely impact the Company's business and results of operations in future periods.

     On May 19th 1998, the Company released fourth quarter and fiscal 1998 results. In that press release the Company's Management indicated that the Company can best prosper and leverage its assets in combination with another Company or through a strategic investment from a Partner. As a result, the Board of Directors has authorized management to investigate strategic alternatives for the Company.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital decreased from $44.3 million at the end of the fiscal 1997 to $8.4 million at March 31, 1998. Cash and cash equivalents decreased $33.0 million to approximately $14.1 million during fiscal 1998. Cash was used primarily to finance operating losses for fiscal 1998. Other uses included acquisitions of computer and office equipment totaling $2.3 million, payment of royalty advances of approximately $2.2 million and the redemption of convertible preferred stock of approximately $2.7 million. Moreover, slower sales translated into longer collection periods as days' sales outstanding increased to 49 days as of March 1998 compared to 30 days at March 1997. These uses of cash were partially offset by the issuance of common stock under employee stock purchase plans totaling $1.7 million.

     During fiscal 1997, working capital increased by $8.6 million from fiscal 1996 to over $44 million and cash increased $11.7 million to approximately
$47 million. The main sources of funds in fiscal 1997 were from operations and from a private placement of common stock.

     The Company has authorized 9,000,000 shares of preferred stock, $0.001 par value, of which 4,000,000 shares are designated Series A redeemable preferred stock ("Series A Stock"). During the quarter ended December 31, 1997, 2,000,000 of the outstanding shares of Series A Stock were redeemed for approximately $2.7 million. At March 31, 1998, there were 2,000,000 shares of Series A Stock outstanding which are convertible into 19,608 shares of common stock and which accrue dividends at an annual rate of 7%. Preferred stockholders receive one vote for each common share into which their preferred shares are convertible. The Series A Stock is redeemable for $1.00 per share plus all accumulated but unpaid dividends (total redemption of $2.8 million as of March, 31, 1998) (i) at any time by the Company, or (ii) in its entirety at any time on or after September 24, 1998, within 180 days of receipt of written demand from the majority of Series A Stock holders.

     The Company generated positive cash flows from operations during fiscal 1997 due to the net income generated, strong collections of receivables and non-cash increases in certain accrued liabilities. Accounts receivable decreased as days sales outstanding declined from 57 days at March 1996 to 30 days at March 1997.

     In fiscal 1997, the Company generated $5.2 million from financing activities and used $3.1 million for investing activities. Private placements of 1,818,367 shares of common stock generated approximately $9.6 million in proceeds, net of associated issuance costs. The investing activities included investments in property and equipment and in Leisuresoft Vertiebs GmbH, a German distribution company ("Leisuresoft") of computer software and related products.

     On October 2, 1995, the Company completed a private offering of $50.0 million face value Convertible Subordinated Notes (the "Notes") pursuant to Rule 144A of the Securities Act of 1933. Net proceeds to the Company approximated $48.0 million, after discounts, commissions and other issuance costs. The Notes, which bear interest at the rate of 6.5 percent per annum, mature on September 15, 2002, and are convertible into shares of the Company's common stock at any time after 60 days following the latest date of original issuance through maturity, unless previously redeemed or repurchased, at a conversion price of $79.20 per share (subject to adjustment for certain events). The Notes may be redeemed at the option of the Company subsequent to September 17, 1998, in whole or in part, at various declining redemption prices from 103.7% to 100% of face value, together with accrued interest thereon. The Notes may also be redeemed at the option of the holder at 100% upon the occurrence of certain events. As of March 31, 1998, Notes with a face value of approximately $31.1 million were outstanding. In fiscal 1997, the Company repurchased $4.0 million of Notes for approximately $3.0 million of cash, and exchanged another $14.9 million of Notes for 1,918,860 shares of Series B and B-1 preferred stock.

     The substantial debt incurred by the Company will have several important consequences for the Company's future operations, including the following: 1) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of interest on, and principal of, its indebtedness;
2) the Company's ability to obtain additional financing in the future for capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; and 3) the Company's ability to withstand competitive pressures, adverse economic conditions and adverse changes in governmental regulations and to make acquisitions or otherwise take advantage of significant business opportunities that may arise may be negatively impacted, and 4) the Company's ability to comply with certain alternative listing requirements for the Nasdaq Stock Market may be adversely affected. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon its future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. If the Company is unable to generate sufficient cash flows from operations in the future to service its debt, it may be required to refinance all or a portion of such debt, including the Notes, or to obtain additional financing. However, there can be no assurance that any refinancing would be possible or that any additional financing could be obtained.

     The Company has an overdraft/line of credit facility in the UK that is based upon qualifying receivables and certain other bank requirements for amounts up to a maximum credit limit of 1,850,000 pounds sterling (approximately $3.1 million at March 31, 1998). This facility bears interest at the rate of 1.5% over the bank's base rate, and expires June 30, 1998. As of March 31, 1998, total amount available based upon qualifying assets totaled approximately $2.0 million at 7.25%. However, the Company had not utilzed any part of this facility. There can be no assurance that the Company will be able to renegotiate this facility upon its expiration or that any additional borrowing facilities will be made available to the Company on acceptable terms.

     Management believes that existing cash and cash equivalents, together with cash generated from operations, will need to be supplemented in the near term by cash flows from new financing arrangements, including asset-based financing arrangements, to meet the Company's liquidity and capital needs for the next 12 months. These new financing arrangements are, as yet, not in place, and there can be no assurances that the Company will be successful in securing new financing or that the Company's products will generate receivables and other assets sufficient to support an adequate level of financing. The Company's ability to support an adequate level of financing depends on the timely release of new products in anticipated quantities, in particular, the release of "BattleTech-Registered Trademark-: MechCommander-TM-in expected quantities in the first quarter of fiscal 1999. Failure to secure and maintain adequate additional financing could have a material and adverse effect on the Company's business, financial condition and ability to continue as a going concern.

OPERATING RESULTS

     Consolidated net revenue for fiscal 1998, 1997 and 1996 consisted of the following (dollars in thousands):

                                     AMOUNT                  % CHANGE        % OF CONSOLIDATED NET REVENUE
                         -----------------------------  ------------------   ------------------------------
                            1998      1997      1996      1998     1997        1998      1997       1996
                         -----------------------------  ------------------   ------------------------------
By Territory:
 North America            $19,769    $ 36,522  $30,351   (45.9%)    20.3%      32.9%       36.4%     50.8%
 International             40,240      63,731   29,343   (36.9%)   117.2%      67.1%       63.6%     49.2%
                         -----------------------------                       ------------------------------
 Consolidated             $60,009    $100,253  $59,694   (40.1%)    67.9%     100.0%      100.0%    100.0%
                         -----------------------------                       ------------------------------
                         -----------------------------                       ------------------------------

By Platform/Type:
 CD-ROM                   $40,850    $ 74,606  $40,338   (45.2%)    85.0%      68.1%       74.4%     67.6%
 Videogame                  2,029      10,226    2,125   (80.2%)   381.2%       3.4%       10.2%      3.6%
 Licensing/OEM              4,928       4,539    4,212     8.6%      7.8%       8.2%        4.5%      7.0%
 Distribution              11,145       9,664    8,703    15.3%     11.0%      18.6%        9.7%     14.6%
 Floppy disk and other      1,057       1,218    4,316   (13.2%)   (71.8%)      1.7%        1.2%      7.2%
                         -----------------------------                       ------------------------------
 Consolidated             $60,009    $100,253  $59,694   (40.1%)    67.9%     100.0%      100.0%    100.0%
                         -----------------------------                       ------------------------------
                         -----------------------------                       ------------------------------
-----------------------------------------------------------------------------------------------------------

     The 40% decline in net revenue in fiscal 1998 is due in part to the prior year success of two Company-published products, GRAND PRIX II and SID MEIER'S CIVILIZATION II. These two titles combined for 51% of revenue in fiscal 1997. In addition, lower market acceptance of new product releases in fiscal 1998 adversely impacted net revenue. Although the Company released nine new titles in fiscal 1998 compared to eight in fiscal 1997, the average unit volume per new title during the year of release declined from 246,000
units in fiscal 1997 to 110,000 for fiscal 1998.   Net revenues in fiscal
1998 were also negatively affected by increased provisions for future returns
and markdowns.   As a percent of gross revenues, these provisions increased to 19% from 11% in fiscal 1998 and 1997, respectively.

     The decline in videogame revenue in fiscal 1998 was due to the release of three console titles in the first three quarters of the prior fiscal year compared to no titles released in fiscal 1998, as the Company has focused strategically on PC CD-ROM products in the current fiscal year. The three fiscal 1997 titles (all for the SONY PLAYSTATION-Registered Trademark-) were TOP GUN: FIRE AT WILL, GUNSHIP 2000, and X-COM: TERROR FROM THE DEEP.

     Distribution revenue includes shipments of computer software and related products published or manufactured by third parties and distributed by the Company. This revenue is generally derived under either standard, low-margin distribution agreements (which include the purchase and resale of products) or high-margin, lower revenue agency relationships (under which the Company earns a commission or agency fee). The increases in third-party distribution revenue in fiscal 1998 were due largely to the European release in the third quarter of WORMS II, a distribution title which is being published in Europe by the third-party developer and marketed by the Company. Partially offsetting these increases were declines in revenue due to a shift in strategic focus in Germany from distribution to higher-margin agency-related revenue. In fiscal 1997, the Company acquired a majority interest in Leisuresoft. Substantially all of the distribution revenue generated in fiscal 1997 relates to shipments by Leisuresoft.

     The increase in consolidated fiscal 1997 net revenue over 1996 was largely due to the strong success of GRAND PRIX II and SID MEIER'S CIVILIZATION-Registered Trademark- II, released late in fiscal 1996. The increases in the amount and proportion of international revenue were mostly due to European shipments of Grand Prix II. Approximately 88% of the Grand Prix II revenue for fiscal 1997 was generated internationally. Other significant fiscal 1997 PC CD-ROM releases included MASTER OF ORION-TM- II AND MAGIC: THE GATHERING-Registered Trademark-.

     The increase in videogame revenue in fiscal 1997 over 1996 was due to the release of three videogame console titles as compared to one title in fiscal 1996.

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

     Gross profit consisted of the following (dollars in thousands):

                                     AMOUNT                  % CHANGE        % OF CONSOLIDATED NET REVENUE
                         -----------------------------  ------------------   ------------------------------
                            1998      1997      1996      1998     1997        1998      1997       1996
                         -----------------------------  ------------------   ------------------------------
Gross profit              $28,581   $60,936   $29,140    (53.1%)   109.1%      47.6%      60.8%      48.8%
                         -----------------------------                       ------------------------------
                         -----------------------------                       ------------------------------
-----------------------------------------------------------------------------------------------------------

     Gross profit as a percent of consolidated net revenue declined in fiscal 1998 due to an increased proportion of distribution revenue and revenue generated from third-party developed titles. Four of the Company's new releases for the year were third-party developed products with lower profit margins. In addition, more back catalog sales lowered average-selling prices and adversely impacted the Company's gross margin. Partially offsetting the decreases in gross profit in fiscal 1998 was an overall reduction in shipments of console titles that generally have lower margins than PC products. Also impacting gross profit were increased provisions for returns and markdowns of slow moving product.

     Gross profit as a percentage of consolidated net revenue increased in fiscal 1997 over fiscal 1996 due to reductions in both the direct per unit costs of products shipped and the amounts provided for in channel inventory markdowns and reserves. The direct per unit costs decreased due to a reduction in the cost of both materials and outside order fulfillment services. The amounts provided for inventory reserves declined in fiscal 1997 as significant non-recurring charges related to floppy disk products were made in fiscal 1996. Partially offsetting these increases in fiscal 1997 gross margins were declines caused by increased revenue from lower-margin distribution and console products.

     The Company believes that gross profit margins could continue to be adversely impacted in future periods by an increased proportion in the sales mix of distribution titles, license royalties and by competitive pricing pressures.

Operating expenses were as follows (dollars in thousands):

                                     AMOUNT                  % CHANGE        % OF CONSOLIDATED NET REVENUE
                         -----------------------------  ------------------   ------------------------------
                            1998      1997      1996      1998     1997        1998      1997       1996
                         -----------------------------  ------------------   ------------------------------
Sales and marketing        $17,633   $18,741   $21,642    (5.9%)  (13.4%)      29.4%     18.7%       36.3%
General and administrative  11,493    14,670    14,409   (21.7%)    1.8%       19.2%     14.6%       24.1%
Research and development    29,038    23,145    27,490    25.5%   (15.8%)      48.4%     23.1%       46.1%
Restructuring charges            -         -     1,123       -   (100.0%)          -        -         1.9%
                           ---------------------------                         ---------------------------
  Total operating costs    $58,164   $56,556   $64,664     2.8%   (12.5%)      97.0%     56.4%      108.4%
                           ---------------------------                         ---------------------------
                           ---------------------------                         ---------------------------
----------------------------------------------------------------------------------------------------------

     Sales and marketing expenses declined in fiscal 1998 due mostly to declining net revenue and associated variable marketing and selling costs. The decrease in sales and marketing expense in fiscal 1997 from fiscal 1996 was largely attributed to a decline in variable marketing costs due to fewer new product releases and higher fiscal 1996 promotional costs related to the release of the PC versions of STAR TREK: THE NEXT GENERATION-TM- "A FINAL UNITY-TM-" AND TOP GUN: FIRE AT WILL! In addition, certain redundant domestic sales and marketing functions were eliminated or consolidated during fiscal 1997.

     General and administrative costs were down in fiscal 1998 due mostly to a decline in bad debt charges ($0.2 million for fiscal 1998 compared to $2.5 million for the prior year) related to the improved stability of certain customers. In addition, a $1.2 million reduction in incentive compensation due to lower operating profits also contributed to reduced administrative costs. Partially offsetting these amounts was a $0.7 million charge in the December 1997 quarter to write-off costs associated with the proposed merger with GT Interactive, which was terminated during the quarter. General and administrative costs in fiscal 1997 included increased charges for bad debt expense ($1.0 million) and incentive compensation ($1.2 million). Offsetting these charges, were approximately $2 million in lower payroll and administrative costs due to a domestic consolidation in certain administrative functions and reductions in professional fees, severance and recruiting costs.

     Research and development costs increased by $5.9 million in fiscal 1998 partially due to a $4.4 million write-off of third-party royalty advances for three major projects that were determined to be non-viable during fiscal 1998. The remaining increase was due to additional write-offs taken for lower than anticipated product sell-through. Research and development costs decreased in fiscal 1997 from fiscal 1996 due partially to the elimination of redundant product test functions ($0.9 million) and certain reductions in the number of employees at the Company's Maryland and UK studios ($1.8 million). In addition, write-offs of development advances decreased by $1.4 million as the Company canceled a larger number of products in fiscal 1996 as a part of the strategic refocusing of its product lines.

     The fiscal 1996 restructuring charges of approximately $1.1 million included severance costs related to the Company's downsizing efforts, reserves on inventories related to terminated affiliated label publishing agreements, and charges to write down the net assets of the Company's wholly-owned Japanese subsidiary to their estimated realizable values.

     The following table sets forth other income and expense, provision for income taxes and extraordinary items (dollars in thousands):

                                        AMOUNT                  % CHANGE        % OF CONSOLIDATED NET REVENUE
                            -----------------------------  ------------------   ------------------------------
                               1998      1997      1996      1998     1997        1998      1997       1996
                            -----------------------------  ------------------   ------------------------------
Interest Income              $ 1,618    $ 1,797   $ 1,118   (10.0%)   60.7%      2.7%      1.8%      1.9%
Interest Expense              (2,327)    (2,631)   (2,495)  (11.6%)    5.5%     (3.9%)    (2.6%)    (4.2%)
Gain (loss) on the sale
 (write-down) of investment   (2,605)     1,895    (1,074)      -        -      (4.3%)     1.9%     (1.8%)
Foreign exchange and
  other expense                 (220)      (550)   (1,866)  (60.0%)  (70.5%)    (0.4%)    (0.5%)    (3.1%)
                            -----------------------------                       ------------------------------
                            -----------------------------                       ------------------------------
Other income (expense), net  $(3,534)   $   511   $(4,317)      -        -      (5.9%)     0.5%     (7.2%)
                            -----------------------------                       ------------------------------
                            -----------------------------                       ------------------------------
Provision for income taxes   $    24    $   450   $     -       -        -         -       0.4%        -
                            -----------------------------                       ------------------------------
                            -----------------------------                       ------------------------------
  Extraordinary item,
    net of tax effect        $     -    $ 3,547   $     -       -        -         -       3.5%        -
                            -----------------------------                       ------------------------------
                            -----------------------------                       ------------------------------
--------------------------------------------------------------------------------------------------------------

     The decrease in other income and expense for fiscal 1998 was due to the following factors: 1) in the first quarter of fiscal 1998, a $2.6 million charge was recorded to write down the Company's equity investment in Total Entertainment Network, Inc. due to management's determination that a permanent decline in market value had occurred, and 2) a $1.9 million gain was recorded in the first quarter of the prior year related to the sale of the Company's investment in FASA Interactive Technologies, Inc. The net expense recorded in fiscal 1996 was due mostly to interest expense ($1.5 million) recorded on the October 1995 debt financing and the losses related to the write down of the Company's investment in OT Sports Inc.

     The extraordinary item recorded in the prior year reflects the gains realized upon the repurchase and the conversion to equity of a portion of the Company's notes payable at a discount from face value.

IMPACT OF THE YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.


     The Company has determined it has no exposure to contingencies related to the Year 2000 for products sold and products currently under development. However, based on recent assessments, the Company determined that it will be required to modify or replace significant portions of its application and operating software so that its computer systems will properly process dates beyond December 31, 1999.

     The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project not later than December 31, 1998. The total remaining cost of the Year 2000 project is estimated to be $500,000 and is being funded through operating cash flow. The total project cost, approximately $1.3 million, is attributable to the purchase of new software and hardware and will be capitalized. To date, the Company has capitalized the majority of the $800,000 spent related to preliminary efforts in connection with its Year 2000 project and the development of a remediation plan.

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

THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS PROSPECTS.

OPERATING RESULTS. The Company has reported a net loss of $33.1 million or $5.86 per share for fiscal 1998 and had an accumulated deficit of $153.6 million at March 31, 1998. There can be no assurance that the Company's business strategies and tactics will be successful and that the Company will be profitable in future periods.

CASH FLOWS.    The Company's cash and cash equivalents have declined by $33.0 million during fiscal 1998. Management believes that existing cash and cash equivalents, together with cash generated from operations, will need to be supplemented in the near term by cash flows from new financing arrangements, including asset-based financing arrangements, to meet the Company's liquidity and capital needs for the next 12 months. These new financing arrangements are, as yet, not in place, and there can be no assurances that the Company will be successful in securing new financing or that the Company's products will generate receivables and other assets sufficient to support an adequate level of financing. The Company's ability to support an adequate level of financing depends on the timely release of new products in anticipated quantities, in particular, the release of "BattleTech-Registered Trademark-:
MechCommander-TM- in expected quantities in the first quarter of fiscal 1999. Failure to secure and maintain adequate additional financing could have a material and adverse effect on the Company's business, financial condition and ability to continue as a going concern.

TERMINATED BUSINESS COMBINATION.   In October 1997, the Company entered into
an agreement to merge with GT Interactive Software Corp. Under the terms of the proposed merger, the Company's outstanding shares of common and preferred stock were to be exchanged for a proportional number of shares of GT stock. On December 5, 1997, the Company and GT announced their mutual agreement to terminate the merger.

     The termination of the merger has had a material adverse impact on the Comany including: (a) the Company's sales and operating results, (b) the Company's ability to attract and retain key sales and administrative personnel, (c) the progress of certain development projects, and (d) the trading price of the Company's Common Stock. There can be no assurance that the termination of the merger will not continue to adversely impact the Company's business and results of operations in future periods.

NASDAQ LISTING/REVERSE SPLIT. The Company was notified in February 1998 by the Nasdaq Stock Market ("Nasdaq") that the Company was no longer in compliance with the net tangible assets requirement or the alternative minimum bid price requirement for continued listing on the Nasdaq National Market. Pursuant to National Association of Securities Dealers Marketplace Rules, the Company was given a period of 90 days to regain compliance with the minimum bid price requirement, which calls for a minimum common stock bid price of $5.00 per share. On May 11, 1998, the Company's stockholders approved a one for five reverse stock split whereby each five shares of the Company's outstanding common stock were automatically converted into one share (the "Reverse Stock Split"). During the fourth quarter of fiscal 1998, prior to the Reverse Stock Split, the Company's common stock traded between $2.75 and $1.50 per share. On May 12, 1998, following the Reverse Stock Split, the Company's common stock opened at a bid price of $9.38 per share. Subsequently, the Company's common stock price continued to trade at a price above the $5.00 minimum bid price for a period of 18 days.

     On May 19, 1998, and June 3, 1998, the Company received notice from Nasdaq that the Company was not in compliance with either the market capitalization requirement or the minimum bid price requirement for continued listing on the Nasdaq National Market. The Company is in the process of responding to Nasdaq with respect to both of these issues and is evaluating plans for compliance with the requirements for continued listing on the Nasdaq National Market.

     There can be no assurance that the Company's minimum bid price or market capitalization will be sufficient to allow the Company to comply with the requirements for continued listing on the Nasdaq National Market. If the Company is unable to maintain compliance with such requirements, the Company may be able to qualify for listing under the Nasdaq SmallCap Market.
However, at the present time, the Company does not meet all of the requirements for listing on the Nasdaq SmallCap Market. If for any reason the Company is unable to achieve and maintain compliance with the Nasdaq SmallCap Market listing requirements and is delisted from both the Nasdaq National Market and the Nasdaq SmallCap Market, the holders of the Company's 6.5% Convertible Subordinated Notes Due 2002 (the "Notes") would be entitled to require the Company, within 55 days, to repurchase all or any portion of such holders' notes for cash at a price equal to the principal amount plus accrued interest. In such event, the Company's business, results of operations and financial condition would be materially and adversely affected.

     FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY. The Company's operating results have varied significantly in the past and are expected to vary significantly in the future. This variability is a result of factors such as: 1) volume shipments of significant new products, 2) the degree of market acceptance of the Company's products, 3) the introduction of products competitive with those of the Company, 4) the timing and market acceptance of new hardware and software product introductions, 5) the size and growth rate of the consumer software market, 6) the seasonality of sales, 7) development and promotional expenses relating to the introduction of new products or new versions of existing products, 8) product returns and markdowns, 9) changes in pricing policies by the Company and its competitors, 10) the accuracy of retailers' forecasts of consumer demand, 11) the timing of orders from major customers, 12) order cancellations, 13) delays of shipment, and 14) write-offs of advance royalty payments. Because a majority of the unit sales for a product typically occurs in the first 90 to 120 days following the introduction of the product, the Company's revenue may increase significantly in a period in which a major product introduction occurs and may decline in following periods or in periods in which there are no major product introductions. The Company's expenses are based, in part, on expected future revenue. Certain overhead and product development expenses are fixed and do not vary directly in relation to revenue. Consequently, if net revenue is below expectations, the Company's operating results are likely to be materially and adversely affected. In certain past periods, the Company's revenue or operating results were below the expectations of, and certain new products were not introduced when anticipated by, public market analysts and investors. These circumstances could recur in future periods, and in such event, the prices of the Company's common stock and Notes would likely be materially and adversely affected.

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

SIGNIFICANT LEVERAGE.    As of March 31, 1998, the Company had outstanding
indebtedness for borrowed
funds of approximately $32.3 million and cumulative mandatorily redeemable preferred stock of $2.9 million. This substantial leverage will have several important consequences for the Company's future operations, including the following: (i) a substantial portion of the Company's cash flows from operations will be dedicated to the payment of interest on, and principal of, its indebtedness; (ii) the Company's ability to obtain additional financing in the future for capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; (iii) the Company's ability to withstand competitive pressures, adverse economic conditions and adverse changes in governmental regulations may be negatively impacted, and (iv) the Company's ability to comply with certain alternative listing requirements for the NASDAQ Stock Market may be adversely affected.

     The Company may in the future obtain lines of credit or enter into other borrowing arrangements, any of which would add to the total outstanding indebtedness of the Company. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required to convert or refinance all or a portion of such debt, including the Notes (see below), or to obtain additional financing. However, there can be no assurance that any refinancing would be possible or that any additional financing could be obtained.

DEPENDENCE ON NEW PRODUCT INTRODUCTIONS; PRODUCT DELAYS. A significant portion of the Company's fiscal year revenue is generated by products introduced during that fiscal year. The Company depends on both the timely introduction of successful new products or sequels to existing products to replace declining revenue from older products and to provide continued revenue from back-catalog products. If for any reason revenue from new products or other activities fails to replace declining revenue from existing products, or if revenue from back-catalog titles declines significantly, the Company's business, operating results and financial condition may be materially and adversely affected. In order to maintain or grow its current revenue levels, the Company believes it will be necessary to develop or obtain rights to new products that achieve and sustain market acceptance, are developed for the appropriate platforms and are introduced in a timely manner. The Company is continuing to devote considerable resources toward the development of new products and has secured rights to intellectual properties owned by third parties. As is typical in the industry, while the Company maintains internally developed release schedules, there can be no assurance that new products under development will be released on schedule or at all, or that any such products will generate significant revenue. Historically, the Company has frequently missed product release schedules. To the extent that major new products are not released on schedule, both net revenue and gross profit are likely to be materially and adversely affected. In addition, as access to distribution channels and retail shelf space become increasingly competitive, the Company's ability to produce and bring to market new and compelling products in a timely fashion plays an increasingly important role in the Company's ability to retain adequate access to these channels.

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

     The Company's current production schedules contemplate that the Company will commence shipments of a number of new products in fiscal 1999. As with any software product, however, until all aspects of the development and initial distribution of a game are completed, there can be no assurance of its release date. Release dates will vary depending on quality assurance testing and other development factors. If the Company were unable to commence volume shipments of a significant new product during the scheduled quarter, the Company's revenue and earnings would likely be materially and adversely affected in that quarter. In the past, the Company has experienced significant delays in the introduction of certain new products. It is likely in the future that certain new products will not be released in accordance with the Company's internal development schedule or the expectations of public market analysts and investors. A significant delay in the introduction of, or the presence of a defect in, one or more new products could have a material adverse effect on the ultimate success of such products and on the Company's business, operating results and financial condition, particularly in the quarter in which such products were scheduled to be introduced.

UNCERTAINTY OF MARKET ACCEPTANCE; UNPREDICTABLE PRODUCT LIFE CYCLES. Consumer preferences for entertainment software products are continually and rapidly changing and are extremely difficult to predict. Few entertainment software products achieve sustained market acceptance beyond one holiday buying season. There can be no assurance that new products introduced by the Company will achieve any significant degree of market acceptance, or that acceptance, if achieved, will be sustained for any significant period. Further, there can be no assurance that such products will not be subject to changes in consumer preferences or that product life cycles will be sufficient to permit the Company to recover development and other associated costs. In addition, sales of any single title of the Company's entertainment software products will decline over time. A majority of the unit sales for a product typically occurs in the first 90 to 120 days after the product is introduced. Therefore, the Company cannot rely on the sales of current products to sustain its business in the future. Failure of new products or platforms to achieve or sustain market acceptance would have a material and adverse effect on the Company's business, operating results and financial condition. In addition, the Company does not carry significant inventory of its new products. As a result, significant production delays would have a material and adverse effect on the Company's business and operating results. Further, if demand for a particular product is greater than anticipated, the Company may not have sufficient inventory to meet customer demands.

COMPETITION. The entertainment software industry is intensely competitive and in the process of consolidation. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than those of the Company. The Company competes primarily with other developers of PC entertainment and video game entertainment software. Significant competitors of the Company in the entertainment software industry include Electronic Arts, Cendant, Lucas Arts, Interplay, GT Interactive, Activision, Acclaim Entertainment, Broderbund Software, and Virgin Interactive. The success of one or more of these companies or the entry and participation of new companies, including diversified entertainment companies, may adversely affect the Company's future performance. The availability of significant financial resources has become a major competitive factor in the entertainment software industry, principally as a result of the technical sophistication of advanced multimedia computer game products requiring substantial investments in research and development and the increasing need to license products and rights to use other intellectual properties from third parties. Also, competitors with large product lines and popular titles typically have greater leverage with retailers and distributors and other customers who may be willing to promote titles with less consumer appeal in addition to such competitors' most popular titles.

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

     Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer software producers for adequate levels of shelf space and promotional support from retailers. To the extent that the number of consumer software products and computer platforms increases, this competition for shelf space may intensify. Due to increased competition for limited shelf space, retailers and distributors are increasingly in a better position to negotiate favorable terms of sale, including promotional discounts and product return policies. Retailers often require software publishers to pay fees in exchange for preferred shelf space. The Company's products constitute a relatively small percentage of a retailer's sales volume, and there can be no assurance that retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space , promotional support or be available at an affordable cost.

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

CONCENTRATION OF CUSTOMER BASE; RISK OF CUSTOMER BUSINESS FAILURE; PRODUCT RETURNS. The Company principally sells its products to retailers and distributors, who in turn resell the products to consumers. During the year ended March 31, 1998, sales to the top ten such customers represented approximately 53% of the Company's net revenue. Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not require collateral to secure payment. Retailers and distributors compete in a volatile industry and are subject to the risk of business failure. Certain of the Company's distributors and retailers have recently experienced financial difficulties and the Company has increased its reserves accordingly. However, the business failure of a significant distributor or customer could have a material and adverse effect on the Company's business, operating results and financial condition.

     The Company is exposed to the risk of product returns from distributors and retailers. The Company currently maintains a stock balancing policy that allows distributors and retailers to return products subject to certain conditions. The Company provides reserves for returns that it believes are adequate, and the Company's agreements with various customers place certain limits on product returns. However, new product introductions by the Company or its competitors, or changes in consumer demand from that anticipated, could cause customers to seek to return inventory to the Company in excess of those limits. Due to the unpredictability of consumer demand and the uncertainties associated with a rapidly changing market, there can be no assurance that the Company or its customers will be able to forecast demand accurately. Any significant amount of product returns or markdowns could have a material and adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE UPON STRATEGIC RELATIONSHIPS. The Company's business strategy relies to a significant extent on its strategic relationships with other companies and on its alliances with key software developers. Certain agreements require third parties to approve a product prior to its release, and therefore, subject the product to delay. There can be no assurance that these relationships will be successful or that the Company will continue to maintain and develop strategic relationships, or that licenses between the Company and any third party will be renewed or extended at their expiration dates. The Company's failure to renew or extend a key license or maintain its strategic relationships could materially and adversely affect the Company's business, operating results and financial condition. In addition, under certain key license agreements, the Company must obtain approval on a timely basis from the licensor in order to market products it develops under the license. There can be no assurance that the Company will obtain such approval, and failure to do so could have a material and adverse effect on the Company's operating results, financial condition and business prospects.

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

CHANGES IN TECHNOLOGY AND PRODUCT PLATFORMS. The market for entertainment software, including entertainment software platforms, is undergoing rapid technological change. As a result, the Company must continually anticipate and adapt its products to emerging platforms and evolving consumer preferences. The introduction of new platforms and technologies can render existing products obsolete and unmarketable. Development of entertainment software products for new hardware platforms requires substantial investments in research and development for technologies such as enhanced sound, digitized speech, music and video and requires the Company to anticipate and develop products for those platforms that will ultimately be successful. Such research and development efforts, which generally require 18 to 24 months, must occur well in advance of the release of new platforms in order to introduce products on a timely basis following the release of such platforms. In addition, the Company expects that the trend toward more complex multimedia products and increasing product development costs will continue for the foreseeable future.

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

     The Company is heavily dependent on the success of the entertainment software developed for use on the PC. However, there are multiple, competing and incompatible formats being introduced in this market. There can be no assurance that the Company's strategy of developing primarily for the PC or the other platforms the Company chooses to support ultimately will be successful. For game console platforms the Company chooses to support, the development, marketing and distribution of products will involve substantial investment and risks. The Company believes that the principal target audience for game consoles may be younger than the Company's traditional customers, and there can be no assurance that the Company's products will be successful with this different audience. In addition, the Company anticipates that products in the game console market will require substantially greater expenditures for marketing, advertising and inventory buildup, often before the market acceptance of a product is known. Inventory will be two or more times more expensive as a result of license fees that are required to be prepaid to the manufacturers of the hardware platforms. Further, game console products will be sold through channels that overlap with, but are somewhat different from, the retail channels currently utilized by the Company, and the Company will be competing in distribution against much larger organizations with greater financial resources. There can be no assurance that the Company will be successful in marketing and distributing software for game consoles.

RISK OF SOFTWARE ERRORS OR FAILURES. Software products as complex as those offered by the Company may contain undetected errors when first introduced or when new versions are released. In the past, the Company has discovered software errors in certain of its product offerings after their introduction and has experienced delays or lost revenue during the period required to correct these errors. The Company's products must maintain compatibility with certain hardware, software and accessories. Any changes that result in incompatibility could result in significant product returns and customer service costs. In particular, the PC hardware environment is characterized by a wide variety of nonstandard peripheral equipment (such as sound and graphics cards) and configurations that make prerelease testing for programming or compatibility errors very difficult and time consuming. There can be no assurance that, despite testing by the Company, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material and adverse effect on the Company's business, operating results and financial condition. The risk of undetected product errors can be expected to increase as products and their development processes become more complex and as growing competition leads to increased pressure to reduce time to market.

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

INTERNATIONAL REVENUE. International net revenue represented approximately 67%, 64%, and 49%, of the Company's net revenue for fiscal years 1998, 1997, and 1996, respectively. The Company expects that international net revenue will continue to account for a significant portion of its net revenue in future periods. International revenue is subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other economic barriers, fluctuating exchange rates, difficulties in staffing and managing foreign operations and the possibility of difficulty in accounts receivable collection. For example, the Company attempts to minimize its exposure to currency fluctuations by entering into forward currency contracts, however, there can be no assurance that the Company will be successful at mitigating currency risks. In some markets, localization of the Company's products is essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenue. These or other factors could have a material and adverse effect on the Company's future international revenue and, consequently, on the Company's business, operating results and financial condition.

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

INTELLECTUAL PROPERTY. The Company regards the software that it owns or licenses as proprietary and relies primarily on a combination of copyrights and trademarks and U.S. and international, trade secret, patent and trademark laws, and nondisclosure agreements to protect its proprietary rights to its products. It is the Company's current policy that employees and third-party developers sign nondisclosure agreements. The Company owns or licenses various trademarks and copyrights. However, the Company has only standard "shrink wrap" license agreements or no license agreements at all with the end users of its products and does not copy-protect its software. The Company relies largely on the copyright and trademark laws to prevent unauthorized distribution of its software. There can be no assurance that these measures will be sufficient to protect the Company's intellectual property rights against infringement. Existing copyright laws afford only limited protection. It may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and software piracy can be expected to be a persistent problem. Further, the laws of certain countries in which the Company's products are or may be distributed do not protect the Company's products and intellectual rights to the same extent as the laws of the United States.

     The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. As the number of entertainment software products in the industry increases, the Company believes that software increasingly will become the subject of claims that such software infringes upon the rights of others. From time to time, the Company has received communications from parties asserting that features or content of certain of its products may infringe upon intellectual property rights of such parties. The Company believes such claims have been without merit. To date, other than the cost of litigation, no such claims have had a materially adverse effect on the Company's ability to develop, market or sell its products. However, the Company is currently involved in intellectual property litigation and there can be no assurance that existing or future infringement claims against the Company will not result in further costly litigation or require the Company to license the intellectual property rights of parties. There can be no assurance that such licenses will be available on reasonable terms or at all.

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

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND 1997
In thousands, except per share amounts


                                                                        1998              1997
                                                                    ----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                          $  14,087        $  47,110
  Accounts receivable, less allowances of $5,077 and $6,568
    at March 31, 1998 and 1997, respectively                             7,506            7,891
  Inventories                                                            1,559            4,042
  Current portion of prepaid royalties                                   3,195            2,139
  Other current assets                                                   2,064            1,958
                                                                    ----------------------------
  Total current assets                                                  28,411           63,140
Property, plant and equipment, net                                       7,595            7,802
Goodwill, net                                                              903              892
Investments                                                              3,485            6,050
Prepaid royalties                                                        2,565            1,374
Other assets                                                               870            1,047
                                                                    ----------------------------
                                                                     $  43,829        $  80,305
                                                                    ----------------------------
                                                                    ----------------------------
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable                                                    $  6,153         $  3,508
  Salaries, wages and related accruals                                   5,059            6,337
  Royalties payable                                                        642            1,840
  Current portion of redeemable preferred stock (Note 10)                2,940                -
  Other current liabilities                                              5,201            7,122
                                                                    ----------------------------
  Total current liabilities                                             19,995           18,807
Other liabilities                                                        1,028            1,280
Long-term debt                                                          32,348           32,739
                                                                    ----------------------------
Total liabilities                                                       53,371           52,826

Commitments and contingencies (Note 12 )
Redeemable preferred stock (net of current portion)
  (Note 10) $0.001 par value, 4,000 shares designated Series A, outstanding shares and liquidation preference at March 31,
  1998 and 1997, respectively, as follows:
  Issued and outstanding: 2,000 and 4,000 shares                    ----------------------------
  Redemption and liquidation amount: $2,772 and $5,260                       -            5,881

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value, 9,000 shares authorized
    (of which 4,000 shares have been designated Series A),
    16 Series B-1 convertible shares issued and outstanding at
    March 31, 1997                                                           -                -
  Common stock, $0.001 par value, 40,000 shares authorized,
    5,754 and 28,287 shares issued and outstanding at March 31,
    1998 and 1997, respectively                                              6               29
  Additional paid-in capital                                           144,525          142,558
  Accumulated deficit                                                 (153,609)        (120,468)
  Foreign currency translation adjustment                                 (464)            (521)
                                                                    ----------------------------
  Total stockholders' (deficit) equity                                  (9,542)          21,598
                                                                    ----------------------------
                                                                     $  43,829        $  80,305
                                                                    ----------------------------
                                                                    ----------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
In thousands, except per share amounts


                                                                           1998          1997            1996
                                                                      -----------------------------------------

  Net revenue                                                          $  60,009       $100,253      $  59,694
  Cost of revenue                                                         31,428         39,317         30,554
                                                                      -----------------------------------------
  Gross profit                                                            28,581         60,936         29,140

  Operating expenses:
     Sales and marketing                                                  17,633         18,741         21,642
     General and administrative                                           11,493         14,670         14,409
     Research and development                                             29,038         23,145         27,490
     Restructuring charges                                                     -              -          1,123
                                                                      -----------------------------------------
         Total operating expenses                                         58,164         56,556         64,664
                                                                      -----------------------------------------
  Operating income (loss)                                                (29,583)         4,380        (35,524)
  Other income (expense), net                                             (3,534)           511         (4,317)
                                                                      -----------------------------------------
  Income (loss) before income taxes
     and extraordinary item                                              (33,117)         4,891        (39,841)
  Income tax provision                                                        24            450              -
                                                                      -----------------------------------------
  Income (loss) before extraordinary item                                (33,141)         4,441        (39,841)
  Extraordinary item, net of tax effect                                        -          3,547              -
                                                                      -----------------------------------------
  Net income (loss)                                                     $(33,141)      $  7,988       $(39,841)
                                                                      -----------------------------------------
                                                                      -----------------------------------------

  Basic income (loss) per share:
     Income (loss) before extraordinary item                              $(5.86)         $0.79         $(8.49)
     Extraordinary item, net of tax effect                                     -           0.66              -
                                                                      -----------------------------------------
     Net income (loss)                                                    $(5.86)         $1.45         $(8.49)
                                                                      -----------------------------------------
                                                                      -----------------------------------------
  Diluted income (loss) per share :
     Income (loss) before extraordinary item                              $(5.86)         $0.75         $(8.49)
     Extraordinary item, net of tax effect                                     -           0.64              -
                                                                      -----------------------------------------
     Net income (loss)                                                    $(5.86)         $1.39         $(8.49)
                                                                      -----------------------------------------
                                                                      -----------------------------------------
  Weighted average shares used to calculate:
     Basic income (loss) per share                                         5,697          5,300          4,727
     Diluted income (loss) per share                                       5,697          5,555          4,727


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
In thousands




                                                                                                                 FOREIGN
                                          PREFERRED STOCK       COMMON STOCK    ADDITIONAL                      CURRENCY
                                   -----------------------------------------       PAID-IN    ACCUMULATED    TRANSLATION
                                         SHARES     AMOUNT     SHARES AMOUNT       CAPITAL        DEFICIT     ADJUSTMENT     TOTAL
                                   ------------------------------------------------------------------------------------------------
Balance at March 31, 1995                     -        $ -     21,343   $ 21      $ 97,273      $ (88,615)    $(117)       $ 8,562

Issuance of common stock under
  employee stock option and
  purchase plans                              -          -        604      1         3,230              -         -          3,231
Issuance of common stock in a
  private equity placement, net
  of issuance costs                           -          -      1,498      1        19,420              -         -         19,421
Issuance of common stock pursuant
  to acquisition of SimTex Software           -          -        838      1             -              -         -              1
Net loss                                      -          -          -      -             -        (39,841)        -        (39,841)
Foreign currency translation
  adjustment                                  -          -          -      -             -              -      (289)          (289)
                                   ------------------------------------------------------------------------------------------------
Balance at March 31, 1996                     -          -     24,283     24       119,923       (128,456)     (406)        (8,915)

Issuance of Series B preferred
  stock to extinguish debt                  750          1          -      -         4,844              -         -          4,845
Issuance of Series B-1 preferred
  stock to extinguish debt                1,169          1          -      -         7,072              -         -          7,073
Issuance of common stock pursuant
  to the conversion of Series B
  and B-1 preferred stock                (1,903)        (2)     1,903      2             -              -         -              -
Issuance of common stock under
  employee stock option and
  purchase plans                              -          -        282      1         1,155              -         -          1,156
Issuance of common stock in a
  private equity placement, net
  of issuance costs                           -          -      1,819      2         9,564              -         -          9,566
Net income                                    -          -          -      -             -          7,988         -          7,988
Foreign currency translation
  adjustment                                  -          -          -      -             -              -      (115)          (115)
                                   ------------------------------------------------------------------------------------------------
Balance at March 31, 1997                    16          -     28,287     29       142,558       (120,468)     (521)        21,598

Issuance of common stock pursuant
  to the conversion of Series B
  and B-1 preferred stock                   (16)         -         16      -             -              -         -              -
Redemption of Series A preferred stock        -          -          -      -           210              -         -            210
Issuance of common stock under
  employee stock option and
  purchase plans                              -          -        466      -         1,734              -         -          1,734
Net loss                                      -          -          -      -             -        (33,141)        -        (33,141)
Foreign currency translation
  adjustment                                  -          -          -      -             -              -        57             57
One-for-five stock split at par value         -          -    (23,015)   (23)           23              -         -              -
                                   ------------------------------------------------------------------------------------------------
Balance at March 31, 1998                     -        $ -      5,754    $ 6      $144,525      $(153,609)    $(464)       $(9,542)
                                   ------------------------------------------------------------------------------------------------
                                   ------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996
In thousands


                                                                          1998            1997           1996
                                                                   --------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                                    $ (33,141)        $ 7,988      $ (39,841)
Adjustments to reconcile net (loss) income
  to net cash provided by (used in) operating activities:
     Depreciation and amortization                                       3,443           3,944          4,102
     Non cash licensing revenue                                              -               -           (750)
     Minority interest in joint venture losses                               -               -          1,074
     Restructuring charges                                                   -               -          1,123
     Loss on the write-down of investment                                2,605               -              -
     Gain on sale of investment                                              -          (1,895)             -
     Extraordinary gain on extinguishment of long-term debt                  -          (3,547)             -
     Other                                                                   -             (17)             -
     Changes in assets and liabilities:
          Accounts receivable                                              572           2,697          8,291
          Inventories                                                    2,557             925          1,539
          Prepaid royalties                                             (2,233)             25            260
          Other current assets                                            (129)            337          2,026
          Other assets                                                       2          (1,175)         1,055
          Accounts payable                                               2,572          (3,107)        (3,988)
          Salaries, wages and related accruals                          (1,305)          2,388          1,031
          Royalties payable                                             (1,209)            105             79
          Other current liabilities                                     (1,941)          1,479           (742)
          Other liabilities                                               (327)            (32)          (675)
                                                                   --------------------------------------------
Net cash (used in) provided by operating activities                    (28,534)         10,115        (25,416)

INVESTING ACTIVITIES
Acquisitions of property, plant and equipment                           (2,292)         (2,931)        (2,334)
Proceeds from sale of property, plant and equipment                          -             486             19
Acquisition of certain net assets of Leisuresoft,
     net of cash acquired                                                    -            (802)             -
Proceeds from sale of investments                                            -             820              -
Equity investment in other companies                                      (527)           (675)        (3,274)
                                                                   --------------------------------------------
Net cash used in investing activities                                   (2,819)         (3,102)        (5,589)


(CONTINUED)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)


                                                                            1998           1997          1996

                                                                     ------------------------------------------

FINANCING ACTIVITIES
Extinguishment of long-term debt                                               -         (2,959)            -
Proceeds from issuance of common stock, net of issuance costs              1,734         10,722         22,653
Borrowings under notes and lines of credit, net of non-cash note
     issuance costs                                                            -              -         48,500
Payment of note issuance costs                                                 -              -           (467)
Repayments under notes and lines of credit                                  (290)        (2,132)       (11,238)
Repurchase of Series A preferred stock                                    (2,730)             -              -
Principal payments on capital lease obligations                             (314)          (411)          (846)
                                                                     ------------------------------------------
Net cash provided by (used in) financing activities                       (1,600)         5,220         58,602
Effect of exchange rate changes on cash                                      (70)          (492)            49
                                                                     ------------------------------------------
(Decrease) increase in cash and cash equivalents                         (33,023)        11,741         27,646
Cash and cash equivalents at beginning of year                            47,110         35,369          7,723
                                                                     ------------------------------------------
Cash and cash equivalents at end of year                                $ 14,087       $ 47,110       $ 35,369
                                                                     ------------------------------------------
                                                                     ------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest                                                    $2,151         $2,223         $2,418
Cash paid for income taxes                                                   488            111              4

Non cash investing and financing activities:
     Note issuance costs                                                     $ -            $ -        $ 1,500
     Issuance of common stock pursuant to conversion
          of Series B and B-1 preferred stock                                  -         11,820              -
     Issuance of Series B and B-1 preferred stock pursuant to
          the extinguishment of long-term debt                                 -         11,916              -
     Issuance of common stock pursuant to the
          Acquisition of SimTex Software Corp.                                 -              -         11,729

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.
                                                                 36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION:

     MicroProse, Inc. (formerly Spectrum HoloByte, Inc.) and subsidiaries (the "Company") develops and publishes entertainment software for use on CD-ROM personal computer systems and select game console platforms and distributes third-party software and related products. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     For purposes of presentation, the Company has indicated its 1998, 1997, and 1996 fiscal periods as ended on March 31. The Company reports its financial results on a 52-53 week fiscal year ending on the Sunday nearest to March 31. The financial statements presented are, therefore, representative of the 52-week periods ended March 29, 1998, March 30, 1997, and March 31, 1996, respectively.

     The consolidated financial statements have been presented on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported a net loss of $33.1 million or $5.86 per share for fiscal 1998 and has generated an accumulated deficit of $153.6 million at March 31, 1998. There can be no assurance that the Company's business strategies and tactics will be successful and that the Company will be profitable in future periods.
In addition, the Company's cash and cash equivalents have declined by $33.0 million during fiscal 1998.

     Management believes that existing cash and cash equivalents, together with cash generated from operations, will need to be supplemented in the near term by cash flows from new financing arrangements, including asset-based financing arrangements, to meet the Company's liquidity and capital needs for the next 12 months. These new financing arrangements are, as yet, not in place, and there can be no assurances that the Company will be successful in securing new financing or that the Company's products will generate receivables and other assets sufficient to support an adequate level of financing. The Company's ability to support an adequate level of financing depends on the timely release of new products in anticipated quantities, in particular, the release of "BattleTech-Registered Trademark-: MechCommander-TM- in expected quantities in the first quarter of fiscal 1999. Failure to secure and maintain adequate additional financing could have a material and adverse effect on the Company's business, financial condition and ability to continue as a going concern.

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


RECLASSIFICATIONS:

     Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year's presentation. These reclassifications had no effect on previously reported net income (loss) or stockholders' equity (deficit).


CASH AND CASH EQUIVALENTS:

     Highly liquid investments with original maturities of 90 days or less at the date of purchase are classified as cash and cash equivalents.

CERTAIN RISKS AND CONCENTRATIONS:

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade accounts receivable. At March 31, 1998, 1997, and 1996, the Company had deposits in excess of insured amounts of approximately $13,852,000, $46,711,000, and $34,596,000, respectively.

     Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company's receivables are principally from distributors, software specialty retailers, computer superstores, mass merchandisers and discount warehouse stores. These customers compete in a volatile industry and are subject to the risk of business failure.

     Accounts receivable are recorded net of allowances for estimated uncollectible amounts due to potential credit losses, sales returns and in-channel markdowns. Although the Company believes these allowances are adequate, a payment default of a significant customer could materially and adversely affect its operating results and financial condition. At
March 31, 1998, 1997, and 1996, accounts receivable from the Company's five largest customers in the aggregate were $4,710,000, $4,148,000 and $5,278,000, respectively, representing 63%, 53% and 54% of net accounts receivable, respectively.

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Actual losses related to uncollectible amounts have generally been within management's expectations. For the year ended March 31, 1998, sales to one customer accounted for 16% of the Company's consolidated net revenue. In fiscal 1997, sales to one customer accounted for 12% of the Company's consolidated net revenue. For fiscal 1996, sales to two customers accounted for 13% and 10% of the Company's consolidated net revenue.

INVESTMENTS:

     For investments accounted for under the equity method of accounting, the Company records its share of the investee's operating results as a component of other income and expense. For cost-basis investments, management performs ongoing evaluations of the future realization and charges any declines in value that are other-than-temporary in nature to other income and expense.


INVENTORIES:

     Inventories, generally consisting of software products and related materials, are stated at the lower of cost (on a first-in, first-out (FIFO) basis) or market value.

     Inventories consist of the following at March 31, (in thousands):

                                     1998        1997
                                  --------------------
          Raw materials            $  256     $  413
          Finished goods            1,303      3,629
                                  --------------------
                                   $1,559     $4,042
                                  --------------------
                                  --------------------

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

     Royalty expense, which is included in cost of revenue, was $8,419,000, $11,846,000 and $6,075,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment, including equipment acquired under capital leases, is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years for equipment and furniture and 25 years for buildings. Leasehold improvements are amortized over the estimated useful lives of the assets or the term of the respective leases, whichever is shorter. Assets and accumulated depreciation accounts are relieved at disposition with the resulting gains or losses reflected in earnings. Repairs and maintenance costs are expensed as incurred.


Property, plant and equipment, consists of the following at March 31, (in thousands):


                                                      1998           1997
                                                 ---------------------------
           Equipment                              $ 15,029       $ 12,016
          Equipment under capital leases             1,879          2,089
          Land and building                          2,022          2,193
          Furniture                                  1,228          1,341
          Leasehold improvements                     1,256          1,029
                                                 ---------------------------
                                                    21,414         18,668
          Less accumulated depreciation
          and amortization:
               Equipment under capital leases       (1,770)        (1,559)
               All other assets                    (12,049)        (9,307)
                                                 ---------------------------
                                                  $  7,595       $  7,802
                                                 ---------------------------
                                                 ---------------------------


     Depreciation and amortization expense related to property, plant and equipment was $3,439,000, $3,376,000 and $3,662,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

GOODWILL:

     Goodwill is being amortized on a straight-line basis over ten and five-year periods. Amortization expense was $414,000, $333,000 and $300,000 in fiscal 1998, 1997 and 1996, respectively. The Company reviews the carrying value of goodwill for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. At March 31, 1998, the net unamortized balance of goodwill is not considered impaired.

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

SOFTWARE DEVELOPMENT COSTS:

     SFAS No. 86 provides for the capitalization of certain software development costs after technological feasibility of the software is attained. Software development costs subject to potential capitalization were not material in fiscal 1998, 1997 and 1996, and, as such, no amounts were capitalized in these years.

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

     The Company enters into foreign exchange forward contracts to hedge certain foreign currency denominated balances against changes in rates of exchange. These contracts require the Company to exchange foreign currencies and generally mature within three months. Gains and losses on contracts that are designated and effective as hedges of transactions for which a firm commitment has been attained are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on any instruments not meeting the above criteria are recognized in the current period.

INCOME TAXES:

     The Company accounts for income taxes using the liability method under which deferred tax assets or liabilities are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.


EARNINGS (LOSS) PER SHARE:

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the conversion of convertible preferred stock (using the "if converted" method) and exercise of stock options and warrants. All prior period earnings per share amounts have been restated to comply with SFAS 128. In addition, all earnings per share amounts have been restated to reflect the effect of the one for five reverse stock split (see note 10).


RECENT PRONOUNCEMENTS:

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

In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION, which supersedes SOP 91-1 and Statement of Position (SOP) 98-4, DEFERRAL OF THE EFFECTIVE DATE OF PROVISION OF SOP 97-2, respectively. The Statements are effective for the Company's fiscal year 2000. The Company's management believes it is currently substantially in compliance with the provisions of SOP 97-2 and SOP 98-4.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 provides guidance for determining whether computer software is internal use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the Company's fiscal year 2000.


2. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The book values and estimated fair values of the Company's significant financial instruments were as follows (in thousands):



                                       1998                          1997
                            --------------------------   -----------------------------
                                BOOK           FAIR           BOOK           FAIR
                               VALUE          VALUE          VALUE          VALUE
                            --------------------------   -----------------------------

Investments                  $ 3,485        $ 3,485        $ 6,050        $ 6,050
Long-term debt                32,348         21,343         32,739         26,181
Currency  contracts            9,951          9,951          5,599          5,599


     The fair values of cash and cash equivalents, receivables and accounts payable approximate their carrying value due to their short maturities. The fair values of long-term debt and foreign currency exchange contracts were based upon quotes obtained from brokers. For long-term investments that have no quoted market prices, a reasonable estimate of fair value was made using available market information and appropriate valuation techniques. The estimates presented above require considerable judgment and are not necessarily indicative of the amounts that would be realized in a current market exchange.


3. ACQUISITIONS AND STRATEGIC TRANSACTIONS

HARTLAND TREFOIL:

     On October 30, 1997, the Company purchased Hartland Trefoil Limited ("Hartland"), a privately held game development company incorporated in the United Kingdom, for L247,082 (approximately $426,000). Hartland developed and is the beneficial owner of intellectual property for the original CIVILIZATION board game. The transaction was accounted for as a purchase and accordingly, the operating results of Hartland have been included in the Company's consolidated financial statements since the date of acquisition. Approximately $425,000 of goodwill was recorded, representing the excess of the purchase price over the identifiable net assets acquired. Goodwill is being amortized on a straight-line basis over five years.

TERMINATED MERGER:

     On October 5, 1997, the Company entered into an agreement to merge with GT Interactive Software Corp. ("GT"), a Delaware corporation and a developer, publisher and distributor of entertainment software for personal computers and certain console platforms. Under the terms of the proposed merger, the Company's outstanding shares of common and preferred stock were to be exchanged for a proportional number of shares of GT stock. On December 5, 1997, the Company and GT announced their mutual agreement to terminate the definitive merger agreement. There were no breakup fees due to either company. The accompanying consolidated statements of operations for the year ended March 31, 1998, include the write-off of approximately $700,000 of capitalized costs associated with the proposed merger.

LEISURESOFT VERTIEBS GMBH:

    In June 1996, the Company entered into an agreement to acquire certain net assets of Leisuresoft Vertiebs GmbH, a German distributor of computer software and related products, for 1.2 million German Deutsche Marks (approximately $0.8 million). The transaction was accounted for as a purchase. Approximately $407,000 of goodwill was recorded representing the excess of the purchase price over the identifiable net assets acquired. Goodwill is being amortized on a straight-line basis over five years.


4. INVESTMENTS

FASA INTERACTIVE TECHNOLOGIES, INC. AND VIRTUAL WORLD ENTERTAINMENT GROUP, INC.:

     In fiscal 1995 and 1996, the Company invested a total of $1.5 million in FASA Interactive Technologies, Inc., ("FASA"), a developer of interactive entertainment software for PC and console platforms. In June 1996, the Company sold its investment in FASA to FASA for approximately $3.4 million. The Company received cash of $570,000 and a $2.8 million note bearing interest at a rate of 6% per annum and due June 2001. A gain of $1.9 million was recorded on the sale of this investment. Proceeds from the sale of this investment along with the note receivable were reinvested in Virtual World Entertainment Group, Inc. ("VWEG"), a corporation formed for the purpose of acquiring Virtual World Entertainment, Inc., a developer and operator of location-based entertainment, and FASA.


TOTAL ENTERTAINMENT NETWORK:

     In fiscal 1996 and 1997, the Company made a minority equity investment of $2.6 million in Total Entertainment Network, Inc. ("TEN"). This cost basis investment was made pursuant to an investment and licensing arrangement whereby the Company committed to allow certain of the Company's future titles to be played over the Total Entertainment Network. In conjunction with the planned refinancing of TEN, the Company recorded a $2.6 million charge in the first quarter of fiscal 1998 to write-down its investment, as management estimated that a decline in fair value had occurred that was other than temporary in nature. The charge is included in other income and expense in the accompanying consolidated statement of operations.

5. LICENSE AGREEMENT WITH MITSUI & CO.

     In April 1996, the Company's wholly owned Japanese subsidiary ("Spectrum Japan K.K.") granted an exclusive license to Mitsui & Co., Ltd. ("Mitsui") for the localization, manufacture, marketing and distribution of certain Company titles in Japan. The Company received an up-front license fee of approximately $300,000, and will earn royalties based upon revenue generated by Mitsui during the three-year term of the agreement. During fiscal 1998 and 1997, the Company recognized approximately $344,000 and $800,000 of licensing revenue under this agreement, respectively. In connection with the license agreement, Spectrum Japan K.K. subcontracted all of its employees to Mitsui and largely discontinued its operations. The Company recognized a restructuring charge of approximately $350,000 in fiscal 1996 to write down the net assets of Spectrum Japan K.K. to their estimated realizable values.

6. INCOME TAXES

     The provision for income taxes for the years ended March 31, 1998 and 1997 consists entirely of foreign taxes currently payable.

     The differences between the federal statutory and effective tax rates for the years ended March 31 are as follows:


                                                           1998      1997      1996
                                                        -----------------------------
Federal statutory (benefit) rate                          (35.0)%    35.0%    (34.0)%
State tax (benefit) rate, net of federal effect            (5.6)      5.6      (5.3)
Foreign tax rate (benefit)                                  0.1      (6.6)      0.2
Nondeductible items                                         1.0       4.8       0.7
Benefit of foreign net operating loss                      (0.3)    (52.2)     (0.5)
Loss producing no current tax benefit                      39.8      22.6      38.9
                                                        -----------------------------
Effective tax rate                                          0.0%      9.2%      0.0%
                                                        -----------------------------
                                                        -----------------------------

     The components of deferred income taxes included in the consolidated balance sheets at March 31 are as follows (in thousands):

                                                                    1998      1997
                                                                -------------------
Deferred income tax assets:
Net operating loss carryforwards                                 $45,860   $33,216
Research and experimentation tax credits                           4,519     3,696
Financial statement reserves and accruals not
 recognized for income tax purposes                                3,724     4,602
 Capitalized research and experimentation costs                      343       674
Other                                                              2,998     1,089
                                                                -------------------
                                                                  57,444    43,277
Valuation allowance                                              (57,444)  (43,277)
                                                                -------------------
Net deferred income tax assets                                       $ -       $ -
                                                                -------------------
                                                                -------------------


     Due to the uncertainty surrounding the realization of the favorable tax attributes in future years, the Company has recorded a valuation allowance to the extent of its deferred tax assets.

     At March 31, 1998, the Company had federal, state and foreign net operating loss carryforwards for income tax purposes of $116,291,000, $53,509,000 and $1,731,000, respectively, which expire at various dates from 1998 through 2013.

     At March 31, 1998, the Company had federal and state research and experimentation tax credits for income tax purposes of $3,597,000 and $922,000, respectively, which expire at various dates from 2003 through 2013.

     The Company's ability to use its net operating loss carryforwards and credits to offset future taxable income is subject to restrictions attributable to equity transactions that result in changes in ownership as defined by the Internal Revenue Code.


7. CREDIT FACILITY

     The Company has an overdraft/line of credit facility in the UK that is based upon qualifying receivables and certain other bank requirements for amounts up to a maximum credit limit of 1,850,000 pounds sterling (approximately $3.1 million at March 31, 1998). This facility bears interest at the rate of 1.5% over the bank's base rate, expires June 30, 1998 and is collateralized by substantially all the assets of MicroProse Ltd. As of March 31, 1998, total amount available based upon qualifying assets totaled approximately $2.0 million at 7.25%, however, the Company had not utilized any part of this facility.



8. OTHER CURRENT LIABILITIES

     The components of other current liabilities at March 31 consist of the following (in thousands):



                                                                    1998      1997
                                                                 ------------------
Accrued customer promotion and deferred revenue                    $ 805    $1,279
 Accrued accounts payable--other                                   1,003     3,000
 Other                                                             3,393     2,843
                                                                 ------------------
                                                                  $5,201    $7,122
                                                                 ------------------
                                                                 ------------------


9. LONG-TERM DEBT

     On October 2, 1995, the Company completed a private offering of $50.0 million face value Convertible Subordinated Notes (the "Notes") pursuant to Rule 144A of the Securities Act of 1933. The Notes, which bear interest at the rate of 6.5 percent per annum, will mature on September 15, 2002, and are convertible into shares of the Company's common stock at any time after 60 days following the latest date of original issuance at a conversion price of $79.20 per share, subject to adjustment based upon the occurrence of certain events. The Notes may be redeemed at the option of the Company subsequent to September 17, 1998, in whole or in part, at various declining redemption prices together with accrued interest thereon. The Notes may also be redeemed at the option of the holder at 100% upon the occurrence of certain events. Net proceeds to the Company were approximately $48.0 million, after associated issuance costs of approximately $2.0 million, which are being amortized over the term of the Notes.

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

     In June 1996, the Company assumed debt totaling approximately $2.0 million related to the acquisition of real property and equipment from Leisuresoft (Note 3). These loans, which are denominated in German Deutsche Marks, bear interest at fixed rates of 6.15 percent and 7.55 percent per annum, are payable in monthly installments, and expire in September 1998 and October 2009, respectively. The loans are collateralized by the assets acquired and certain other assets of the Company. The aggregate loan payments for the five years after March 31, 1998 are $237,000, $179,000, $179,000, $179,000, $179,000 and
$1,197,000 thereafter, respectively.


10. REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

SUBSEQUENT COMMON STOCK SPLIT:

     At a special meeting on May 11, 1998, subsequent to year-end, the stockholders approved a one for five reverse stock split whereby each five shares of the Company's presently outstanding common stock were automatically converted into one share (the "Reverse Stock Split"). Common stock and additional paid-in capital as of March 31, 1998 have been restated to reflect this reverse split. Par value will remain unchanged at $.001 per share. The number of common shares issued at March 31, 1998, after giving effect to the split, was 5,753,800 (28,769,000 shares issued before the Reverse Stock Split).

     The effect of the Reverse Stock Split has been retroactively reflected as of March 31, 1998 in the consolidated balance sheet and statement of stockholders' equity (deficit), but activity for 1998 and prior periods was not restated in those statements. All references to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of the reverse split for all periods presented.


PREFERRED STOCK:

     The Company has authorized 9,000,000 shares of preferred stock, $0.001 par value, of which 4,000,000 shares are designated Series A redeemable preferred stock (Series A Stock). At March 31, 1998 and 1997, there were 2,000,000 and 4,000,000 shares of Series A Stock outstanding, respectively. The Series A Stock accrues dividends at an annual rate of 7% and at March 31, 1998 and 1997 is convertible into 19,608 and 39,216 shares of common stock, respectively. Preferred stockholders receive one vote for each common share into which their preferred shares are convertible. The Series A Stock has a liquidation preference of $1.00 per share plus all accumulated but unpaid dividends and is redeemable for $1.00 per share plus all accumulated but unpaid dividends (i) at any time by the Company, (ii) commencing on September 24, 1997, for up to 50% of the Series A Stock, upon written demand of holders of the majority of Series A Stock, or (iii) in its entirety at any time on or after September 24, 1998, within 180 days of receipt of written demand from the majority of Series A Stock holders.

     During December 31, 1997, the Company redeemed 2,000,000 shares of Series A Stock for approximately $2.7 million. The excess of the carrying value immediately prior to the redemption (approximately $2.9 million) over the redemption amount was credited to additional paid-in capital in the accompanying consolidated balance sheet. The remaining 2,000,000 shares of Series A Stock outstanding will become redeemable in September 1998.

     Shares of Series B and Series B-1 preferred stock are convertible into an equivalent number of common shares. Dividends on the Series B-1 preferred shares are non-cumulative and non-accruing, and shall be paid only at such time and such rate as determined by the Board of Directors. As of March 31, 1998, no dividends had been declared. Subject to the liquidation preference of the Series A preferred shares, the Series B-1 convertible preferred shares have a liquidation preference of $7.57 per share, plus all declared but unpaid dividends. In September 1997, all remaining outstanding shares of Series B-1 preferred stock (3,201) were converted into an equivalent number of common shares. Cumulatively, as of March 31, 1998, all shares of Series B and Series B-1 preferred stock had been converted into common shares.

COMMON STOCK WARRANTS:

     In fiscal 1993, the Company issued certain noteholders of Paragon Software, a former subsidiary of MicroProse, 4,080 seven-year warrants to purchase common stock at $69.40 per share. The warrants expire on July 13, 1999, and none of the warrants have been exercised.

STOCK OPTION PLANS:

     The Company has reserved 947,638 shares of common stock for issuance of options to employees, directors and consultants under four stock option plans. All share amounts and exercise prices have been restated for the effects of the one for five reverse stock split.

     In March 1993, the Company adopted the 1992 Stock Option Plan (the "1992 Plan"). Options under this plan are immediately exercisable. Any shares issued upon the exercise of options under the 1992 Plan, however, are subject to repurchase by the Company at the original exercise price, upon the optionee's termination of employment prior to vesting in such shares. As of March 31, 1998, options to purchase 10,194 shares of common stock were outstanding under the 1992 Plan. No additional options may be granted under the 1992 Plan.

     The Company maintains the 1994 Stock Option Plan (the "1994 Plan"). Options granted under the 1994 Plan may be designated either as incentive stock options, or as non-statutory stock options, and generally remain exercisable over a maximum of seven to 10 years from the grant date. Options granted under the 1994 Plan generally vest ratably over 48 to 60 months beginning six months after the vesting commencement date.

     The Company maintains the 1996 Stock Option Plan (the "1996 Plan"). Under the terms of the 1996 Plan, non-statutory options may be granted which generally vest ratably over 36 to 60 months beginning six months after the vesting commencement date and which remain exercisable over a maximum of seven to 10 years. In fiscal 1998, the Company adopted the 1998 Non-statutory Stock Option Plan (the "1998 Plan"). Under the 1998 Plan, non-statutory options may be granted to new employees as an essential inducement in connection with their employment. Such non-statutory options generally vest ratably over 36-48 months beginning six months after the vesting commencement date and remain exercisable over a maximum of 10 years.

Option activity under these plans during fiscal 1998, 1997 and 1996, was as follows:

                                                               OPTIONS OUTSTANDING
                                                        --------------------------------
                                                                        WEIGHTED AVERAGE
                                             AVAILABLE     AGGREGATE      EXERCISE PRICE
                                             FOR GRANT       NUMBER            PER SHARE
                                           ---------------------------------------------
Balance at March 31, 1995                      67,780        587,726          $ 37.60
  Increase in options available for grant     300,000              -                -
  Granted                                    (362,240)       362,240            57.65
  Exercised                                         -       (107,211)           24.50
  Canceled                                    125,900       (125,900)           40.45
  Retired                                     (22,362)             -                -
                                           ---------------------------------------------

Balance at March 31, 1996                     109,078        716,855            49.20
  Granted                                    (627,483)       627,483            29.65
  Exercised                                         -        (34,641)           19.80
  Canceled                                    746,560       (746,560)           51.00
  Retired                                     (10,844)             -                -
                                           ---------------------------------------------

Balance at March 31, 1997                     217,311        563,137          $ 26.89

  Increase in options available for grant     220,000              -                -
  Granted                                    (326,790)       326,790            14.82
  Exercised                                         -        (52,179)           23.55
  Canceled                                    114,649       (114,649)           25.31
  Retired                                        (631)             -                -
                                             ----------------------------------------
Balance at March 31, 1998                     224,539        723,099           $21.93
                                             ----------------------------------------
                                             ----------------------------------------

     At March 31, 1998, 1997, and 1996, options to purchase 272,937, 220,898 and 193,920 shares were exercisable at weighted average prices of $27.39, $27.05 and $44.06, respectively. The weighted average fair values of stock options granted during fiscal 1998, 1997 and 1996, were $11.80, $14.25, and $27.90, respectively.

     In August 1995, the Company entered into an employment agreement with the Company's Chief Executive Officer whereby options to purchase 100,000 shares of common stock were granted. Under the terms of that agreement, the Company may be obligated to pay certain compensation to the Chief Executive Officer, contingent upon his continued employment through March 31, 1999, and the market price of the Company's common stock as of that date. As of March 31, 1998, the Company has accrued a liability of $2,339,000 related to this agreement.

     In June 1996, the Board of Directors of the Company approved the cancellation of the majority of outstanding stock options with an exercise price ranging from $32.50 to $95.65 per share and the re-grant of options to purchase an equivalent number of shares at $26.875 per share. A total of 385,482 options were canceled and re-granted.

     The following table summarizes information with respect to stock options outstanding at March 31, 1998:

                                             OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                            ----------------------------------------------------     -------------------------------
                                                     WEIGHTED           WEIGHTED                            WEIGHTED
                                                      AVERAGE            AVERAGE                             AVERAGE
                                NUMBER            CONTRACTUAL     EXERCISE PRICE         NUMBER       EXERCISE PRICE
RANGE OF EXERCISE PRICES       OF SHARES      LIFE (IN YEARS)          PER SHARE        OF SHARES          PER SHARE
--------------------------------------------------------------------------------     -------------------------------
  $1.95-$20.00                  215,735                9.01             $ 9.68             8,740           $ 2.54
 21.00 -  26.00                 118,548                8.11              23.05            28,495            22.97
     26.88                      323,697                7.05              26.88           204,950            26.88
 27.00 - 33.00                   44,318                8.06              29.08            13,044            29.41
 35.00 - 66.25                   20,801                5.13              50.26            17,708            51.28
--------------------------------------------------------------------------------     -------------------------------
  $1.95-$66.25                  723,099                7.81             $21.93           272,937           $27.39
--------------------------------------------------------------------------------     -------------------------------
--------------------------------------------------------------------------------     -------------------------------

PRO FORMA INFORMATION:

     The Company has adopted the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company, however, continues to apply APB Opinion

No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES in accounting for its option plans.

     The fair value of options and ESPP shares granted in fiscal 1998, 1997 and 1996, has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                               EMPLOYEE
                                             STOCK OPTIONS                 ESPP SHARES
                                   ----------------------------------------------------------
                                       1998      1997      1996      1998      1997      1996
                                   ----------------------------------------------------------
Expected volatility rate               110%       60%       60%      110%       60%       60%
Expected life (in years)                4.0       4.0       4.0       0.5       0.5       0.5
Expected forfeiture rate                35%       50%       50%         -         -         -
Average risk-free interest rates       6.0%      6.4%      5.9%      5.5%      5.4%      5.4%

     For purposes of pro forma disclosures, the estimated fair value of the options and stock participation shares is amortized to expense over the related vesting period. The pro forma effects on net income (loss) and per share data are as follows (in thousands, except per share data):

                                                         1998          1997        1996
                                                       -----------------------------------
     Pro forma net income (loss)                       $(39,405)      $6,005     $(40,811)
     Pro forma basic earnings (loss) per share            (6.96)        1.08        (8.69)
     Pro forma diluted earnings (loss) per share          (6.96)        1.03        (8.69)

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

EMPLOYEE STOCK PURCHASE PLAN:

     The Company maintains an Employee Stock Purchase Plan (the "ESPP") under which employees may purchase shares of the Company's common stock at 85% of the lower of the fair market value of the common stock on either the first or last day of a six-month offering period. A total of 40,988, 21,784 and 13,612 shares of the Company's common stock were issued under the ESPP in fiscal 1998, 1997 and 1996, respectively.

STOCKHOLDERS' RIGHTS PLAN:

In February 1996, the Board of Directors adopted a Stockholders' Rights Plan and declared a dividend of five preferred stock Purchase Rights (the "Rights") for each outstanding share of common stock. Such Rights only become exercisable, or transferable apart from the common stock, 10 business days after a person or affiliated group (an "Acquiring Person") acquires beneficial ownership of, or commences a tender or exchange offer for, 15% or more of the Company's common stock (with an exception up to 20% for existing stockholders who have filed Reports on Form 13D or 13G to acquire a "Triggering Position").

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

     The Rights may be redeemed by the Company at a redemption price of $0.001 per Right at any time until the tenth business day following public announcement that a Triggering Position has been acquired or 10 business days after commencement of a tender or exchange offer. The Rights will expire on February 26, 2006.

11. NET INCOME (Loss) PER SHARE

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted earnings per share (EPS) is provided below. All references to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of the one for five reverse split (see note 10). The reconciliations for the years ended March 31 are as follows (in thousands, except per share amounts):

                                                      1998            1997          1996
                                                      ----            ----          ----
Numerator - Basic and diluted EPS
  Income (loss) before extraordinary item           $(33,141)        $4,441       $(39,841)
  Preferred stock dividends                             (245)          (280)          (280)
                                                    --------         ------       --------
  Income (loss) available to common
  shareholders, before extraordinary item           $(33,386)        $4,161       $(40,121)
                                                    --------         ------       --------

  Extraordinary item, net of tax effect                    -          3,547              -
                                                    --------         ------       --------

  Net income (loss) available to common
  shareholders                                      $(33,386)        $7,708       $(40,121)
                                                    --------         ------       --------
                                                    --------         ------       --------

Denominator - Basic EPS
  Weighed average shares outstanding                   5,697          5,300          4,727
                                                    --------         ------       --------
                                                    --------         ------       --------

  Basic earnings per share:
    Income (loss) before extraordinary item           $(5.86)         $0.79         $(8.49)
    Extraordinary item, net of tax effect                  -          $0.66              -
                                                    --------         ------       --------
    Net income (loss)                                 $(5.86)         $1.45         $(8.49)
                                                    --------         ------       --------
                                                    --------         ------       --------
Denominator - Diluted EPS
  Denominator - Basic EPS                              5,697          5,300          4,727
  Effect of dilutive securities:
    Common stock options                                   -            107              -
    Convertible preferred stock                            -            148              -
                                                    --------         ------       --------
                                                       5,697          5,555          4,727

Diluted earnings per share:

  Income (loss) before extraordinary item             $(5.86)         $0.75         $(8.49)

  Extraordinary item, net of tax effect                    -          $0.64              -
                                                    --------         ------       --------
  Net income (loss)                                   $(5.86)         $1.39         $(8.49)
                                                    --------         ------       --------
                                                    --------         ------       --------

     Options to purchase 723,099 and 716,855 shares of common stock were outstanding for the years ended March 31, 1998 and 1996, respectively. These options were not included in the calculations of diluted EPS because their effect on reported losses would be anti-dilutive. Options to purchase 563,137 shares of common stock were outstanding for the year ended March 31, 1997. Weighted average options to purchase 158,234 common shares were not included in the calculations of diluted EPS for fiscal 1997 because the options' exercise price was greater than the average fair market price of the common shares for the period. Preferred stock dividends relate to Series A convertible preferred stock. These shares were not included in diluted EPS as their effect would be antidilutive for fiscal 1998 and 1996.


12. COMMITMENTS AND CONTINGENCIES

LEASES:

     The Company leases office and warehouse space under non-cancelable operating leases expiring at various dates through the year 2004. Certain of the Company's leases provide for free rent periods and scheduled rent increases. Under such leases, rent expense is recognized on a straight-line basis over the term of the related leases. The difference between rent expense on a straight-line basis and cash payments for rent is accounted for as deferred rent. Rent expense was $2,267,000, $1,987,000, and $1,919,000 for fiscal years 1998, 1997 and 1996, respectively.


     At March 31, 1998, future minimum lease payments were as follows (in thousands):

     YEAR ENDING MARCH 31,
     1999                                                   $2,031
     2000                                                    1,800
     2001                                                    1,662
     2002                                                    1,628
     2003                                                      814
     Thereafter                                                292
                                                            ------
                                                            $8,227
                                                            ------
                                                            ------

UNITED SOFTWARE GMBH:

     In March 1993, MicroProse acquired United Software, GmbH ("United"). In September 1993, MicroProse became aware of several non-disclosed liabilities of United, including a claim by a German bank of approximately $2,000,000. MicroProse also became aware of the deterioration of the financial condition of the seller and the seller's parent (which had guaranteed the seller's obligations under the United purchase agreement) and by October 29, 1993, determined that the seller and its parent were incapable of complying with the guarantees and warranties included in the purchase agreement. Therefore, primarily as a result of the seller's nondisclosure of the bank debt described above and the misrepresentations as to the financial condition of the seller and its parent, MicroProse decided to rescind the agreement as provided under German law.

     On October 29, 1993, MicroProse notified the seller and its parent of the rescission of the March 1993 agreement. This action resulted in a charge of approximately $4,900,000, which was recorded in the quarter ended September 30, 1993. This charge consisted primarily of the original purchase price, asset write-offs of approximately $1.8 million and rescission-related liabilities of approximately $1.6 million. United and its parent company are now in receivership. The Company has maintained an accounting reserve in order to meet any remaining liabilities under German law as a result of the receivership proceeding.

     On March 18, 1998, the Company received a demand from the receiver in the insolvency proceeding for payment of 1,950,000.00 DM, based on the receiver's position that MicroProse is liable for contribution of share capital to the insolvent company. On approximately May 28, 1998, the Company's U.K. subsidiary was served with a legal action by the receiver seeking enforcement of the demand. The Company is represented by German counsel and intends to defend itself vigorously in this action.

NASDAQ LISTING/REVERSE SPLIT:

     The Company was notified in February 1998 by the Nasdaq Stock Market ("Nasdaq") that the Company was no longer in compliance with the net tangible assets requirement or the alternative minimum bid price requirement for continued listing on the Nasdaq National Market. Pursuant to National Association of Securities Dealers Marketplace Rules, the Company was given a period of 90 days to regain compliance with the minimum bid price requirement, which calls for a minimum common stock bid price of $5.00 per share. On May 11, 1998, the Company's shareholders approved a one for five reverse stock split whereby each five shares of the Company's outstanding common stock were automatically converted into one share (the Reverse Stock Split, note 10). During the fourth quarter of fiscal 1998, prior to the Reverse Stock Split, the Company's common stock traded between $2.75 and $1.50 per share. On May 12, 1998, following the Reverse Stock Split, the Company's common stock opened at a price of $9.38 per share. Subsequently, the Company's common stock price continued to trade at a price above the $5.00 minimum bid price for a period of 18 days.

     On May 19, 1998, and June 3, 1998, the Company received notice from Nasdaq that the Company was not in compliance with either the market capitalization requirement or the minimum bid price requirement for continued listing on the Nasdaq National Market. The Company is in the process of responding to Nasdaq with respect to both of these issues and is evaluating plans for compliance with the requirements for continued listing on the Nasdaq National Market.

     There can be no assurance that the Company's minimum bid price or market capitalization will be sufficient to allow the Company to comply with the requirements for continued listing on the Nasdaq National Market. If the Company is unable to maintain compliance with such requirements, the Company may be able to qualify for listing under the Nasdaq SmallCap Market.
However, at the present time, the Company does not meet all of the requirements for listing on the Nasdaq SmallCap Market. If for any reason the Company is unable to achieve and maintain compliance with the Nasdaq SmallCap Market listing requirements and is delisted from both the Nasdaq National Market and the Nasdaq SmallCap Market, the holders of the Company's 6.5% Convertible Subordinated Notes Due 2002 (the "Notes") would be entitled to require the Company, within 55 days, to repurchase all or any portion of such holders' notes for cash at a price equal to the principal amount plus accrued interest. In such event, the Company's business, results of operations and financial condition would be materially and adversely affected.

13. DEFINED CONTRIBUTION PLANS

     The Company has defined contribution plans (the "Plans") in the United States pursuant to Section 401(a) of the Internal Revenue Code (the "Code") and in Europe. All eligible full and part-time employees of the Company who meet certain age requirements may participate in the Plans. Participants may contribute a percentage of their pre-tax compensation, but not in excess of the maximum allowable under the Code. The Plans allow participants to make contributions and provide for a matching contribution by the Company as a percentage of employee contributions.

     The Company's matching contributions under the Plans were $503,000, $327,000 and $820,000, in fiscal 1998, 1997 and 1996, respectively. Matching contributions vest based on the participant's length of service. In addition, the Company may make profit-sharing contributions at the discretion of the Board of Directors. There were no discretionary contributions in the three-year period ended March 31, 1998. All amounts contributed are deposited in a trust fund which is administered by the Company under the custody of a national fund service company. The Company has no other retirement or pension programs.

14. OTHER INCOME (EXPENSE), NET

     The components of other income (expense), net, for the years ended March 31 consist of the following (in thousands):

                                                     1998          1997          1996
                                                   ------------------------------------
     Interest income                               $ 1,618       $ 1,797       $ 1,118
     Interest expense                               (2,327)       (2,631)       (2,495)
     Gain (loss) on the sale (write-down) of
       investment                                   (2,605)        1,895             -
     Equity share of joint venture losses                -             -        (1,074)
     Other expense                                    (220)         (550)       (1,866)
                                                   ------------------------------------
                                                   $(3,534)         $511       $(4,317)
                                                   ------------------------------------
                                                   ------------------------------------

15. SEGMENT INFORMATION

     The Company operates in one business segment, as a developer, producer and publisher of entertainment software. The Company's current operations are located primarily in North America and Europe. Information regarding geographic operations for the years ended March 31, 1998, 1997, and 1996 is as follows (in thousands):

-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
1998                            NORTH AMERICA      EUROPE     OTHER     ELIMINATIONS        TOTAL
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
Net revenue:
  Customer                           $ 19,769     $39,892      $348          $     -     $ 60,009
  Intercompany                          6,446         651       222           (7,319)           -
                                     ------------------------------------------------------------
  Total net revenue                    26,215      40,543       570           (7,319)      60,009
                                     ------------------------------------------------------------
Operating income (loss)               (28,364)     (1,408)      189                -      (29,583)
                                     ------------------------------------------------------------
                                     ------------------------------------------------------------
Identifiable assets                    26,629      16,375       825                -       43,829
                                     ------------------------------------------------------------
                                     ------------------------------------------------------------


-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
1997                            NORTH AMERICA      EUROPE     OTHER     ELIMINATIONS        TOTAL
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
Net revenue:
  Customer                           $36,522      $62,687    $1,044         $      -     $100,253
  Intercompany                        13,629        1,338         -          (14,967)           -
                                     ------------------------------------------------------------
  Total net revenue                   50,151       64,025     1,044          (14,967)     100,253
                                     ------------------------------------------------------------
Operating income (loss)               (4,445)       7,992       833                -        4,380
                                     ------------------------------------------------------------
                                     ------------------------------------------------------------
Identifiable assets                   54,606       25,072       627                -       80,305
                                     ------------------------------------------------------------
                                     ------------------------------------------------------------

-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
1996                            NORTH AMERICA      EUROPE     OTHER     ELIMINATIONS        TOTAL
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
Net revenue:
  Customer                           $ 30,351     $28,281    $1,062        $     -       $ 59,694
  Intercompany                          4,837       2,054         -         (6,891)             -
                                     ------------------------------------------------------------
  Total net revenue                    35,188      30,335     1,062         (6,891)        59,694
                                     ------------------------------------------------------------
Operating loss                        (34,383)       (356)     (785)             -        (35,524)
                                     ------------------------------------------------------------
                                     ------------------------------------------------------------
Identifiable assets                    53,147      12,260       515              -         65,922
                                     ------------------------------------------------------------
                                     ------------------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
MicroProse, Inc.:

     We have audited the accompanying consolidated balance sheets of MicroProse, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MicroProse, Inc. and subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's liquidity has been adversely affected by continued losses from operations. In addition, continuation of operations is dependent upon the availability of additional capital and the Company's ability to generate increased revenues and improved gross margin on sales. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ Coopers & Lybrand, L.L.P.
                                                -----------------------------
                                                    COOPERS & LYBRAND, L.L.P.


San Jose, California
May 8, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

The following table lists the names, ages and position of all executive officers and directors of the Registrant. Executive officers serve at the discretion of the Board of Directors.

Name                      Age          Position
------------------------  ---          ------------------------------------
Gilman G. Louie           37           Chairman of the Board

David C. Costine          57           Director

Vinod Khosla              43           Director

Keith  E. Schaefer        49           Director

Stephen M. Race           48           Director, Chief Executive Officer

Alden H. Andersen         48           Senior Vice President, Operations

Charles E. Balthaser      58           Senior Vice President, Studios

John M. Belchers          54           Chief Financial Officer

Tim P. Christian          43           Managing Director, European Sales &
                                       Distribution

Jeffery J. Forestier      41           Senior Vice President, Sales

M. Kip Welch              37           Vice President, General Counsel,
                                       Assistant Secretary

Robert D. Botch           46           Senior Vice President, Marketing

Derek W. McLeish          50           Senior Vice President, Business
                                       Development

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is included under the caption "Ownership of Securities" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  (1)  FINANCIAL STATEMENTS - See the Consolidated Financial Statements
                                 beginning on page 32 of this Form 10-K.

     (2)  FINANCIAL STATEMENT SCHEDULE - See the Financial Statement Schedule
                                         at page 59 of this Form10-K. All
                                         other schedules are omitted, since
                                         the required information is not
                                         present or is not present in amounts
                                         sufficient to require submission of
                                         the schedule, or because the
                                         information required is included in
                                         the Consolidated Financial
                                         Statements and notes thereto.

     (3)  EXHIBITS - See Exhibit Index at page 61 of this Form 10-K.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended March 31, 1998.

(c)  See Exhibit Index at page 61 of this Form 10-K.

(d) See the Consolidated Financial Statements beginning on page 32 and Financial Statement Schedule at page 59 of this Form 10-K.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MICROPROSE, INC.



                              By:  /s/ Stephen M. Race
                                   ------------------------------
                                   Stephen M. Race
                                   CHIEF EXECUTIVE OFFICER AND DIRECTOR


                                   /s/ John M. Belchers
                                   ------------------------------
                                   John M. Belchers
                                   CHIEF FINANCIAL OFFICER


                                   /s/ Andrew A. Nimitz
                                   ------------------------------
                                   Andrew A. Nimitz
                                   VICE PRESIDENT, CORPORATE CONTROLLER


Date:  June 26, 1998

     PURSUANT TO THE REQUIREMENTS OF THE OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature                          Title                           Date
---------                          -----                           ----
/s/ Stephen M. Race      Chief Executive Officer,              June 26, 1998
---------------------    and Director
(Stephen M. Race)


/s/ John  M. Belchers    Chief Financial Officer               June 26, 1998
---------------------
(John  M. Belchers)


GILMAN G. LOUIE*         Chairman of the Board of Directors    June 26, 1998
---------------------
(Gilman G. Louie)


DAVID C. COSTINE*        Director                              June 26, 1998
---------------------
 (David C. Costine)


VINOD KHOSLA*            Director                              June  26, 1998
---------------------
(Vinod Khosla)


KEITH E. SCHAEFER*       Director                              June 26, 1998
---------------------
(Keith Schaefer)


* By:/s/ Stephen M. Race
     -----------------------------------
     (Stephen M. Race, Attorney-in-Fact)

                                  SCHEDULE II


                               MICROPROSE, INC.
                     Valuation and Qualifying Accounts

                                (in thousands)


ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS:

                         Balance at                                     Balance at
                         Beginning      Charged to                         End
FISCAL YEAR ENDED:       of Period      Expense          Deductions     of Period
                         -------------------------       ----------     ----------
March 31, 1996            $9,394         $20,821          $21,036         $9,179
March 31, 1997             9,179          14,604           17,215          6,568
March 31, 1998             6,568          12,673           14,164          5,077

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
MicroProse, Inc.

Our report on the consolidated financial statements of MicroProse, Inc. and subsidiaries is included on page 53 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page 59 of this Form 10-K.

In our opinion, the financial schedule referred to above when considered in relation to the basic financial statements, taken as a whole, present fairly, in all material respects, the information required to be included herein.



/s/ Coopers & Lybrand L.L.P.
------------------------------
COOPERS & LYBRAND L.L.P.




San Jose, California
May 8, 1998

INDEX TO FORM 10-K EXHIBITS

Exhibit                                                                            Page
Number    Description                                                               No.
-------   ------------------------------------------------------------------      ------
2.1       Agreement and Plan of Reorganization, dated as of July 14,
          1993, as amended as of November 15, 1993, by and among MicroProse,
          Inc., MicroProse Merger Sub, Inc. and Spectrum HoloByte, Inc.
          (incorporated by reference to Exhibit 2 of MicroProse, Inc.'s
          Registration Statement on Form S-4, File No. 33-72216, filed on
          November 29, 1993)                                                          +

2.2       Amendment No. 1 to Amended and Restated Agreement and Plan of
          Reorganization, dated November 28, 1993                                     +

2.3       Agreement and Plan of Reorganization, dated as of September 14,
          1992, by and between Spectrum HoloByte, Inc. and Sphere, Inc.               +

2.4       Stock Purchase and Exchange Agreement by and among Spectrum
          HoloByte, Inc., SimTex Software Corporation, Stephen Barcia
          and Maria Barcia, dated as of June 6, 1995 (incorporated by reference to Exhibit 2.1 of Spectrum HoloByte, Inc.'s Form 8-K
          filed on June 27, 1995)                                                     +

3.1       Certificate of Incorporation of the Registrant                              +

3.2       Amended Bylaws of Registrant                                                +

4.1       Specimen Common Stock Certificate of the Registrant                         +

4.2       Warrants issuable to the Grotech Investors and Corporate Venture
          Partners, L.P., dated as of October 17, 1991                                +

4.3       Form of Warrant issuable to Paragron Investors, dated July 1992             +

4.4       Amended and Restated Investor Rights Agreement, dated December 8, 1993      +

4.5       Form of Warrant, issued to Ince & Co. (incorporated by reference to Exhibit 4.8 of Spectrum HoloByte, Inc.'s Form 10-Q filed on
          December 31,1994)                                                           +

10.1      Sterling Overdraft and Barclays Tradeline Facilities between
          MicroProse Limited and Barclays Bank PLC, dated July 2, 1993
          (incorporated by reference to Exhibit of same number of MicroProse,
          Inc.'s Annual Report on Form 10-K filed on July 14, 1993)                   +

10.2      Sterling Overdraft and Barclays Tradeline Facilities between
          MicroProse Limited and Barclays Bank PLC, dated July 2,
          1993, as amended                                                            +

10.3      Agreement between MicroProse, Inc. and WordStar International
          Corporation, dated May 23, 1991 (incorporated by reference to
          Exhibit 10.6 of MicroProse, Inc.'s Registration Statement on
          Form S-1, File No. 33-42238, filed on August 13, 1991)                      +

10.4      MicroProse, Inc. 1991 Employee Stock Option Plan, as amended and
          restated                                                                    +

10.5      Lease Agreement between MicroProse, Inc. and Lakefront Limited
          Partnership, dated July 9, 1987, as amended (incorporated by reference to Exhibit 10.11 of MicroProse, Inc.'s Registration
          Statement on Form S-1, File No. 33-42238, filed on August 13, 1991)         +

10.6      Second Amendment to Lease Agreement between MicroProse, Inc. and
          Lakefront Limited Partnership III, dated June 12, 1992 (incorporated by reference to Exhibit 10.14 of MicroProse, Inc.'s Annual Report on
          Form 10-K filed on July 14, 1993)                                           +

10.7      Lease Agreement between MicroProse, Inc. and Saft America, Inc., dated March 19, 1991 (incorporated by reference to Exhibit 10.12 of
          MicroProse, Inc.'s Registration Statement on Form S-1,
          File No. 33-42238, filed on August 13, 1991)                                +

Exhibit                                                                            Page
Number    Description                                                               No.
-------   ------------------------------------------------------------------      ------
10.8      Lease Agreement between Ashpalm PLC and MicroProse Unlimited, dated June 9, 1993 (incorporated by reference to Exhibit 10.16 of
          MicroProse, Inc.'s Annual Report on Form 10-K filed on July 14,
          1993)                                                                       +

10.9      Lease Agreement by and between MicroProse Limited and ARC Limited, dated September 25, 1992 (incorporated by reference to Exhibit
          10.17 of MicroProse, Inc.'s Annual Report on Form 10-K filed on
          July 14, 1993)                                                              +

10.10     Underlease Agreement between MicroProse Limited and London and
          Metropolitan Investments Limited, dated May 11, 1993
          (incorporated by reference to Exhibit 10.18 of MicroProse, Inc.'s
          Annual Report on Form 10-K filed on July 14, 1993)                          +

10.11     Consulting and Product Development Agreement between MicroProse,
          Inc. and Sidney K. Meier, dated August 12, 1991 (incorporated by reference to Exhibit 10.17 of MicroProse, Inc.'s Registration
          Statement on Form S-1, File No. 33-42238, filed on August 13, 1991)         +

10.12     Option Agreement and Irrevocable Proxy by and among Spectrum
          HoloByte, Inc., John W. Stealey, Sr. and MicroProse, Inc.
          (incorporated by reference to Exhibit 99.2 of MicroProse, Inc.'s
          Report on Form 8-K filed on July 7, 1993)                                   +

10.13     Consulting Services Agreement between MicroProse, Inc. and John W.
          Stealey, Sr., dated June 22, 1993 (incorporated by reference to
          Exhibit 10.38 of MicroProse, Inc.'s Annual Report on Form 10-K
          filed on July 14, 199                                                       +

10.14     Master Lease Agreement between General Electric Capital Corporation and MicroProse, Inc., dated December 31, 1992 (incorporated by reference to Exhibit 10.41 of MicroProse, Inc.'s Annual Report on
          Form 10-K filed on July 14, 1993)                                           +

10.15     Lease Agreement between Ashpalm PLC and MicroProse Unlimited, dated
          August 8, 1989 (incorporated by reference to Exhibit 10.13 to
          MicroProse, Inc.'s Registration Statement on Form S-1, File No.
          33042238, filed on August 13, 1991)                                         +

10.16     Lease Agreement between Paragon Alameda Gateway Associates, Ltd.
          and Sphere, Inc., dated May 5, 1992                                         +

10.17     Underlease Agreement between MicroProse Limited and Thamsedown
          Computer Supplies Limited, dated 1993                                       +

10.18     Merchandising License Agreement between Paramount Pictures
          Corporation and Sphere, Inc. dated October 1, 1991                          +*

10.19     License Agreement between V/O Electronorgtechnica, Moscow and
          Sphere, Inc., dated June 1, 1990, and all amendments thereto                +*

10.20     Super Tetris License Agreement between A/O Elorg and Sphere,
          Inc., dated September 1, 1991                                               +*

10.21     Master Lease Agreement between General Electric Corporation and
          MicroProse Software, Inc., dated December 31, 1992 (incorporated by reference to Exhibit 10.44 to MicroProse, Inc.'s Annual
          Report on Form 10-K filed on July 14, 1993)                                 +

10.22     First Amendment to Lease between Paragon Alameda Gateway
          Associates, Ltd. and Sphere, Inc., dated July 28, 1992                      +

10.23     Master Lease Agreement between Comdisco, Inc. and Spectrum
          HoloByte, Inc., dated December 16, 1992                                     +

Exhibit                                                                            Page
Number    Description                                                               No.
-------   ------------------------------------------------------------------      ------
10.24     Security and Loan Agreement among Spectrum HoloByte, Inc.,
          MicroProse Software, Inc. and Imperial Bank, dated as of
          December 30, 1993                                                           +

10.25     Security and Loan Agreement among Spectrum HoloByte, Inc.,
          MicroProse Software, Inc. and Imperial Bank, dated as of
          December 30, 1993, as amended (incorporated by reference to
          Exhibit 10.89 and 10.90 of Spectrum HoloByte, Inc.'s Form 10-Q
          filed on December 31, 1994)                                                 +

10.26     Spectrum HoloByte, Inc. 1992 Stock Option Plan                              +

10.27     MicroProse, Inc. 1994 Employee Stock Purchase Plan                          +

10.28     401(k) Plan of the Company                                                  +

10.29     Form of Indemnification Agreement between the Company
          and each of its officers and directors                                      +

10.30     Amended and Restated Employment and Consulting Agreement between
          Patrick S. Feely and the registrant, dated December 13, 1994
          (incorporated by reference to Exhibit 10.90 of Spectrum HoloByte,
          Inc.'s Form 10-Q filed on December 31, 1994)                                +

16.1      Letter from Ernst & Young regarding change in certifying accountant
          (incorporated by reference to Exhibit 7(c)(3) of the Company's
          Amendment No. 2 to Form 8-K filed on March 22, 1994)                        +

21.1      Subsidiaries of Company

23.1      Consent of Coopers & Lybrand L.L.P.

27.1      Statement Re: Financial Data Schedule

27.2      Statement Re: Amended and Restated Financial Data Schedule

27.3      Statement Re: Amended and Restated Financial Data Schedule

+ Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-75408), as amended.

* Confidential treatment granted as to certain portions of these exhibits.