Form 10-K405/A
period 1998-03-31
MICROPROSE INC/DE
filed 1998-07-27
CIK 878197

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              ----------------
                                FORM 10-K/A
(Mark One)


   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended March 31, 1998, or

   // TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from       to

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

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 15, 1998, was approximately $18,602,764 (based on the July 15, 1998, closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.
 This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On July 15, 1998, approximately 5,753,598 shares of the Registrant's Common Stock, par value $0.001, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.

The following table lists the names, ages and position of all executive officers and directors of the Registrant. Executive officers serve at the discretion of the Board of Directors.

NAME                      AGE     POSITION
---------------------    -----   ---------------------------------------

Gilman G. Louie            37     Chairman of the Board

David C. Costine           57     Director

Vinod Khosla               43     Director

Keith  E. Schaefer         49     Director

Stephen M. Race            48     Director, Chief Executive Officer

Alden H. Andersen          48     Senior Vice President, Operations

Charles E. Balthaser       58     Senior Vice President, Studios

John M. Belchers           54     Chief Financial Officer

Tim P. Christian           43     Managing Director, Europe/Asia Pacific

Jeffery J. Forestier       41     Senior Vice President, Sales

Robert D. Botch            46     Senior Vice President, Marketing

Derek W. McLeish           50     Senior Vice President, Business Development

     MR. LOUIE has served as Chairman of the Board of Directors of the Company since December 14, 1993, the effective date of the merger (the Merger
Date) between Spectrum HoloByte, Inc. and MicroProse, Inc. Mr. Louie also served as Chief Executive Officer of the Company from May 1, 1995, to August 15, 1995. Prior to the merger, Mr. Louie served as Chairman of the Board of Spectrum HoloByte since its inception in September 1992. Mr. Louie holds a Bachelor's degree in Business Administration from San Francisco State University where he graduated magna cum laude.

     MR. COSTINE has served as a director of the Company since November 1990. Since 1987, Mr. Costine has been President of Costine Management Company. Since 1988, he has been a General Partner of Costine Associates, L.P., which is the General Partner of Corporate Venture Partners, L.P., a venture capital fund that is a stockholder of the Company. He currently serves on the Board of Directors of Yes! Entertainment. Mr. Costine has a Bachelor's degree in Mechanical Engineering from Cornell University and an MBA from Harvard University.

     MR. KHOSLA has been a director of the Company since the Merger Date and of Spectrum HoloByte since its inception in September 1992. He has been a General Partner at Kleiner Perkins Caufield & Byers, a venture capital firm, since November 1987. He currently serves on the Board of Directors of Excite, Inc., Concentric Network Corp. and Qwest Communication International Inc. Mr. Khosla holds a Bachelor of Technology in Electrical Engineering from the Indian Institute of Technology in New Delhi, a Master's Degree in Biomedical Engineering from Carnegie Mellon University and an MBA from the Stanford University Graduate School of Business.

     MR. SCHAEFER has been a director of the Company since the Merger Date and of Spectrum HoloByte since March 1993. He is currently a managing partner of USWeb Corporation. From July 1994 until September 1997, he was President and Chief Executive Officer of Cybernautics, Inc. From October 1992 until June 1994, Mr. Schaefer served as President of Paramount Communications Technology Group,
Inc., a global entertainment and communications company.   He has a B.A. from
the University of Pittsburgh and attended the University of California, Los Angeles Graduate School of Business.

     MR. RACE has been a director and the Chief Executive officer of the Company since August 1995. From May 1994 until August 1995, Mr. Race served as president of Sony Computer Entertainment America. Prior to joining Sony Computer Entertainment America, Mr. Race directed his own consulting practice and served as a consultant to a variety of companies from July 1991 until May 1994.

     MR. ANDERSEN joined the Company in February 1996 as Senior Vice President, Operations. From 1994 until 1995, he was Vice President of Operations at Sony Computer Entertainment America. Mr. Andersen served as Associate Director of Manufacturing Planning at Sega of America in 1993 through 1994. He has a B.S. in business administration from the University of Santa Clara.

     MR. BALTHASER joined the Company in September 1996 as Senior Vice President, Studios. In July 1992, Mr. Balthaser established Alexandria Digital Studios, a video game and interactive entertainment company. He served as President and Chief Executive Officer until the company was sold in 1995.

     MR. BELCHERS joined the Company in March 1998 as Chief Financial Officer. From April 1996 until November 1997, Mr. Belchers served as Chief Operating Officer at Discovery Toys, Inc., and various financial positions at American President Lines from August 1989 until March 1996. Mr. Belchers is a chartered accountant and holds a Bachelor of Business Science from the University of Capetown.

     MR. CHRISTIAN joined the Company in August 1994 as Managing Director, U.K. From January 1991 until August 1994, Mr. Christian was managing director at Accolade Europe Limited. Mr. Christian is a member of the Chartered Institute of Management Accountants and holds a B.A. in business administration from Loughborough University.

     MR. FORESTIER joined the Company in December 1995 as Senior Vice President, Sales. From January 1993 until November 1995, he was director of sales and marketing at NAMCO HomeTek, Inc. Mr. Forestier holds a B.S. in economics and agricultural science from the University of California at Davis.

     MR. BOTCH joined the Company in March 1998 as Senior Vice President, Marketing. From May 1996 until March 1998, he served as President of Apt Productions. From October 1991 until April 1996, Mr. Botch served as President of U.S. Gold.

     MR. MCLEISH joined the Company in July 1996 as Senior Vice President, Marketing. Since January 1998, he has been serving as Senior Vice President, Business Development. From October 1994 until July 1996, he was President and Chief Executive Officer of Xatrix Entertainment Inc. From February 1993 until October 1994, he served as President and Chief Executive Officer at Velocity Development Corporation. Mr. McLeish has a B.A. from California State University at Long Beach.

     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and to furnish copies of such reports to the Company.

     Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that, there was compliance for the fiscal year ended March 31, 1998, with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten-percent beneficial owners.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table provides certain summary information concerning the compensation earned for each of the three fiscal years preceding March 31, 1998, by the Company's Chief Executive Officer and the four most highly compensated executive officers of the Company earning at least $100,000 for services rendered in all capacities to the Company and its subsidiaries (the "Named Executive Officers"). No executive officer that would have otherwise been includible in such table on the basis of salary and bonus earned for the 1998 fiscal year has resigned or terminated employment during the fiscal year.

                          SUMMARY COMPENSATION TABLE


                                                                                           LONG-TERM
                                                                                         COMPENSATION
                                                    ANNUAL COMPENSATION                     AWARDS
                                         -----------------------------------------        ----------
                                                                      OTHER ANNUAL        SECURITIES             ALL OTHER
                                   FISCAL     SALARY                  COMPENSATION        UNDERLYING            COMPENSATION
NAME AND PRINCIPAL POSITION         YEAR      ($) (1)     BONUS ($)      ($) (2)          OPTIONS (#)             ($) (3)
---------------------------        ------     ------     ---------    ------------        ----------            ------------

Stephen M. Race,                    1998      339,689        --             --                 --                      2,969
  Director and Chief                1997      296,384      289,785          --                 -- (5)                  3,912
  Executive Officer (4)             1996      172,404       75,000          --                100,000                    529

Gilman G. Louie,                    1998      233,619        --             --                 20,000                  2,445
  Chairman of the Board             1997      213,462      223,061          --                 -- (5)                  2,702
                                    1996      203,173        --             --                 40,000                  2,282

Tim P. Christian                    1998      201,097        --             --                 25,000                 33,192
  Managing Director,                1997      183,435       82,134          --                 -- (5)                 48,467
  Europe/Asia Pacific               1996      131,750       77,520          --                  4,000                 16,800

Derek W. McLeish (6)                1998      200,822        --           35,133 (7)            5,000                     --
  Senior Vice President,            1997      123,750       35,000          --                 20,000                     --
  Business Development              1996        --           --             --                 --                         --

Charles E. Balthaser (8)            1998      200,683        --             --                  6,000                     --
  Senior Vice President,            1997      100,846       25,000          --                 14,000                     --
  Studios                           1996        --           --             --                 --                         --


(1)  Salary includes salary deferred under the Company's 401(k) Plan.

(2) In accordance with Commission rules, perquisites constituting less than the lesser of $50,000 or 10% of total salary and bonus are not reported.

(3) "All Other Compensation" reflects matching contributions to the Company's 401(k) Plan or U.K. pension contributions in the case of Mr. Christian.

(4) Mr. Race has served as the Chief Executive Officer of the Company since August 16, 1995. His salary in the 1996 fiscal year was for a partial year.

(5) On June 26, 1996, as part of an Option Exchange Program, the Company agreed to enter into Option Exchange Agreements with each of its employee option holders, including Messrs. Race, Louie and

     Christian, pursuant to which the Company issued, in exchange for tendered option agreements with an exercise price in excess of $26.875 from current option holders, new options, each with an exercise price of $26.875 which represents the fair market value of one share of the Company's Common Stock on June 26, 1996, as reported by the NASDAQ national market ("NASDAQ"). Mr. Race exchanged options to purchase 100,000 shares, Mr. Louie exchanged options to purchase 30,000 shares, and Mr. Christian exchanged options to purchase 10,000 shares. The Company's Board of Directors approved the Option Exchange Program.

(6) Mr. McLeish was hired on July 29, 1996. His salary in the 1997 fiscal year was for a partial year.

(7) Included in Mr. McLeish's Other Compensation in the 1998 fiscal year were $14,805 for a housing allowance, $14,328 for storage of household goods and the remainder for travel expenses.

(8) Mr. Balthaser was hired on September 4, 1996. His salary in the 1997 fiscal year was for a partial year.

STOCK OPTIONS

     The following table contains information concerning the grant of stock options made under the Company's 1994 Stock Option Plan for the 1998 fiscal year to the Named Executive Officers.

                      OPTION GRANTS IN LAST FISCAL YEAR

                                   INDIVIDUAL GRANTS
                            ---------------------------------                                 POTENTIAL REALIZABLE VALUE OF
                               NUMBER OF         % OF TOTAL                                      ASSUMED ANNUAL RATES OF
                              SECURITIES        OPTIONS/SARS                                  STOCK PRICE APPRECIATION FOR
                              UNDERLYING         GRANTED TO     EXERCISE OR                           OPTION TERM (3)
                             OPTIONS/SARS       EMPLOYEES IN    BASE PRICE    EXPIRATION     ------------------------------
        NAME                GRANTED (#) (1)      FISCAL YEAR   ($/SHARE) (2)     DATE             5%                10%
   --------------           ---------------     -------------  -------------  ----------     ------------       -----------
Stephen M. Race                       --

Gilman G. Louie (4)               20,000            6.1%          $  9.845     2/26/08         $ 123,872        $ 313,808

Tim P. Christian (5)              20,000            6.1%           $21.875      7/8/07         $ 275,237        $ 697,262
                                   5,000            1.5%           $10.000     1/15/08         $  31,456        $  79,687

Derek W. McLeish (6)               5,000            1.5%           $10.000     1/15/08         $  31,456        $  79,687

Charles E. Balthaser (6)           6,000            1.8%           $10.000     1/15/08         $  37,747        $  95,625

(1) All options were granted under the Company's 1994 Stock Option Plan. The options granted to Messrs. Louie, Christian and McLeish are incentive and nonqualified options. The options granted to Mr. Balthaser are incentive options. Each option will immediately vest in the event the Company is acquired by a merger, reverse merger or asset sale, unless the options are either assumed by the successor corporation or replaced with a comparable option to purchase shares of the capital stock of the successor corporation. Each option has a maximum term of 10 years, subject to earlier termination in the event of the optionee's cessation of service with the Company.

(2) The exercise price of these options may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state tax liability incurred in connection with such exercise. The optionee may be permitted, subject to the approval of the plan administrator, to apply a portion of the shares purchased under the option (or to deliver existing shares of Common Stock) in satisfaction of such tax liability.

(3) In accordance with Securities and Exchange Commission rules, these columns reflect hypothetical gains or "option spreads" that would exist for the respective options. These rules require that the gains be based on assumed rates of annual compounded stock price appreciation of 5 percent and 10 percent from the date the options were granted over the full ten-year option term. There can be no assurance that these assumed rates of appreciation or any appreciation will occur.

(4) The options granted to Mr. Louie become exercisable as to 16.7 percent of the option shares six (6) months after the vesting commencement date and the balance of the shares vest in a series of thirty (30) equal monthly installments.

(5)  The 20,000 options granted to Mr. Christian become exercisable as to
     12.5 percent of the option shares six (6) months after the vesting commencement date and the balance of the shares vest in a series of forty-two (42) equal monthly installments. The 5,000 options granted to Mr. Christian become exercisable as to 10 percent of the option shares six (6) months after the vesting commencement date and the balance of the shares vest in a series of fifty-four (54) equal monthly installments.

(6) The options granted to Messrs. McLeish and Balthaser become exercisable as to 10 percent of the option shares six (6) months after the vesting commencement date and the balance of the shares vest in a series of fifty-four (54) equal monthly installments.

OPTION EXERCISES AND HOLDINGS

     The following table provides information with respect to the Named Executive Officers concerning the exercise of options during the 1998 fiscal year and unexercised options held as of the end of the 1998 fiscal year.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                       NUMBER OF SECURITIES
                                                                      UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                                        OPTIONS AT FISCAL         IN-THE-MONEY OPTIONS AT
                                     SHARES        VALUE             YEAR-END (1998) (#) (1)    FISCAL YEAR-END ($) (1) (2)
                                   ACQUIRED ON    REALIZED         ---------------------------  ----------------------------
       NAME                        EXERCISE (#)     ($)            EXERCISABLE   UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
---------------------              ------------   --------         -----------   -------------  -----------    -------------
Stephen M. Race                         --           --              64,380         35,620           --              --

Gilman G. Louie                         --           --              19,666         40,334           --           $40,600

Tim P. Christian                        --           --              11,222         25,778           --           $ 9,375

Derek W. McLeish                      2,000       $17,500             6,335         16,665           --           $ 9,375

Charles E. Balthaser                    --           --               4,200         15,800           --           $11,250

(1)  Options granted pursuant to the Company's 1994 Stock Option Plan.

(2) Based on the fair market value of the shares on the last day of the 1998 fiscal year ($11.875 per share) less the exercise price payable for such shares.

DIRECTOR REMUNERATION

     Current cash compensation for non-employee members of the Board of Directors consists of an annual retainer fee of $10,000. Members of the Board are reimbursed for all out-of-pocket costs incurred in connection with their attendance at Board and committee meetings. Under a self-administering automatic option grant program in effect under the Company's 1994 Stock Option Plan, an individual who first becomes a non-employee member of the Board will receive an automatic one-time option grant for 5,000 shares of the Company's Common Stock upon commencement of Board service, and each individual with six or more months of Board service will receive an automatic option grant for an additional 500 shares at each Annual Stockholders Meeting at which he or she continues to serve as a non-employee Board member.

     The exercise price of such options may not be less than the fair market value per share of the Company's Common Stock (as determined by the closing price reported by NASDAQ on the date of grant) and the term of such options may not exceed ten years.

     Automatic option grants become exercisable for 12 percent of the option shares upon completion of six months of Board service from the date of grant, and for the balance of the option shares in a series of 44 equal successive monthly installments thereafter, provided the director remains a member of the Board through such date. However, full and immediate vesting will occur upon certain mergers involving the Company or a sale, transfer or other disposition of all or substantially all of the Company's assets (a "Corporate Transaction") and upon certain types of "hostile take-overs." Also, each automatic option grant will be automatically canceled upon the occurrence of certain Corporate Transactions not approved by the Board of Directors (a "Hostile Take-Over") whether or not the option is otherwise at the time exercisable for such shares. In return, the optionee will be entitled to a cash distribution from the Company in an amount equal to the excess of (i) the greater of (a) the fair market value per share on the date of cancellation, as determined in accordance with the valuation provisions of the Option Plan, or (b) the highest reported price per share paid by the acquiring entity in effecting the Hostile Take-Over over (ii) the aggregate exercise price payable for such shares.

     Upon cessation of Board service, the options held by the director will remain exercisable for six months. Should the optionee die while holding one or more options, then those options may subsequently be exercised by the personal representative of the optionee's estate or by the persons to whom such options are transferred by the optionee's will or by the laws of inheritance within twelve months of the director's death.

     In accordance with the provisions of the Option Plan, Messrs. Costine, Khosla and Schaefer were each granted options for 2,000 shares of the Company's Common Stock at an exercise price of $48.75 per share on December 16, 1993, and options for 500 shares of the Company's Common Stock at an exercise price of $66.25 on September 21, 1994, options for 500 shares of the Company's Common Stock at an exercise price of $56.25 on October 5, 1995, options for 500 shares of the Company's Common Stock at an exercise price of $30.625 on September 18, 1996, and options for 500 shares of the Company's Common Stock at an exercise price of $25.625 on September 18, 1997.

EMPLOYMENT AGREEMENTS

     In August 1995, the company entered into an employment agreement with Stephen M. Race, Chief Executive Officer of the Company, which terminates upon Mr. Race's termination of employment with the Company. The agreement provides for an initial annual base salary of $275,000 which will be reviewed at least annually, but which may not be reduced below such level. His current salary is $341,000. The agreement provides that the Company grant Mr. Race options to purchase 100,000 shares of Common Stock, which options vest ratably over a 50-month period. See "Stock Options." The agreement also provides for an annual performance bonus of up to 100 percent of his base salary if the Company exceeds certain performance targets established by its Board of Directors. Under the terms of his employment agreement and subject to certain conditions, Mr. Race will receive a special bonus of $3,000,000 (less any realizable value from options Mr. Race holds that are exercisable or gains as a result of a sale of the stock purchased pursuant to such options) if Mr. Race remains employed with the Company through March 31, 1999. Mr. Race is also entitled to reimbursement of certain expenses in connection with his employment with the Company, including automobile expenses and reimbursement for taxes. He is also entitled to participate in most Company benefit plans.

     In the event that (i) the Company terminates Mr. Race's employment (other than for cause), or (ii) Mr. Race's title is no longer Chief Executive Officer and Mr. Race terminates his employment, or (iii) the Company is acquired and Mr. Race is no longer the Company's Chief Executive Officer, he (or his beneficiaries in the case of death) will receive a continuation of his base salary, and Mr. Race will receive certain other benefits for twelve months and the exercisability of his options will be accelerated as though he had remained employed for one additional year. In addition, in the event of one of the three events described above, and subject to certain conditions, including the time at which Mr. Race's employment with the Company is terminated, the profitability of the Company and whether there had occurred a change in control of the Company, Mr. Race is entitled to receive a cash payment from the Company of up to $3,000,000 (less any realizable value from options Mr. Race holds that are exercisable or gains as a result of a sale of the stock purchased pursuant to such options). In the event Mr. Race's employment with the Company terminates for good cause, the Company is obligated to pay Mr. Race's base salary for a period of six months following such termination.

     Under the employment agreement, the Company has agreed to indemnify Mr. Race to the fullest extent permitted by law so long as Mr. Race acts in good faith. Failure by the Company to provide such indemnification is deemed to be a breach of the employment agreement and may be deemed a termination of Mr. Race's employment for other than cause.

     In fiscal 1998, the Company entered into an employment agreement with Tim Christian, Managing Director of Europe/Asia Pacific, which terminates upon Mr. Christian's termination of employment with the Company. The agreement provides for annual salary increases of no less than 7.5 percent. His current salary is approximately $195,000. The agreement provides that the Company grant Mr. Christian an additional option to purchase 20,000 shares of Common Stock, which options vest ratably over a four-year period ("Additional Option"). See "Stock Options." The agreement also provides for an annual performance bonus of up to 50 percent of his base salary if Mr. Christian achieves certain performance criteria. Under the terms of the agreement and subject to certain conditions, Mr. Christian will receive a special bonus of approximately $822,000 (less any realizable value from the Additional Option described above) if he remains employed with the Company through July 9, 2001. Mr. Christian is also entitled to certain pension contributions, reimbursement of expenses and other employee benefits.

     Under the terms of the agreement with Mr. Christian, upon the consummation of a transaction resulting in a change-of-control, the Additional Option shall become exercisable on an accelerated basis as if Mr. Christian had completed an additional 12 months of service beyond the date of such transaction. If Mr. Christian elects to remain Managing Director (or similar position) after the change-of-control, he shall receive a bonus equal to the bonus paid to him pursuant to his agreement during the past fiscal year. If Mr. Christian's employment is terminated following a change-of-control, he will be entitled to nine-months severance and vesting of options. If Mr. Christian, within three months of the change-of-control, elects to terminate his employment and gives six months written notice of this election, he shall be entitled to salary and certain other benefits for a six-month period.

     Under the terms of employment agreements with Mr. Balthaser, Senior Vice President of Studios, and Mr. McLeish, Senior Vice President of Business Development, each is entitled to receive six months severance and vesting of options in the event that their employment is terminated as a result of a change-of-control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The following outside Directors served on the Compensation Committee of the Board of Directors of the Company during fiscal 1998: Mr. Keith Schaefer and Mr. David Costine. There were no Compensation Committee interlocks or insider participation during fiscal year 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


COMMON STOCK - MANAGEMENT AND DIRECTORS

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of July 15, 1998, by each director, the "Named Executive Officers" as shown in the Summary Compensation Table in Item 11, and all current directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. The address for each Director and Officer is that of the Company.

                                                                                            APPROXIMATE
                                                                             SHARES           PERCENT
                                                                           BENEFICIALLY     BENEFICIALLY
                  NAME                                                        OWNED          OWNED (1)
-----------------------------------------------------------------------    ------------     ------------
David C. Costine (2)                                                        59,785              1.0%
Vinod Khosla (3)                                                            49,839              *
Keith Schaefer (4)                                                           5,160              *
Stephen M. Race (5)                                                         86,313              1.5%
Gilman G. Louie (6)                                                        141,963              2.5%
Tim P. Christian (7)                                                        16,401              *
Derek W. McLeish (8)                                                         9,162              *
Charles E. Balthaser (9)                                                     7,248              *
All current directors and executive officers as a group (12 persons)(10)   403,320              6.8%

*    Less than one percent of the outstanding Common Stock.

(1) Percentage of beneficial ownership is calculated assuming 5,753,598 shares of Common Stock were outstanding on July 15, 1998. This percentage also includes Common Stock of which such individual or entity has the right to acquire beneficial ownership within sixty (60) days of July 15, 1998, including but not limited to the exercise of an option; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. General Rule 13-3(d)(1)(i) under the Securities Exchange Act of 1934 requires such calculation.

(2) Includes 3,160 shares of Common Stock purchasable under stock options that are currently exercisable or that will become exercisable within sixty (60) days of July 15, 1998. Also includes 38,570 shares of Common Stock held by Corporate Venture Partners, L.P. Mr. Costine is a principal of Corporate Venture Partners, L.P. Mr. Costine disclaims beneficial ownership of the listed securities not held by him personally, except to the extent of his pecuniary interest therein.

(3) Includes 3,160 shares of Common Stock purchasable under stock options that are currently exercisable or that will become exercisable within sixty (60) days of July 15, 1998. Also includes 40,000 shares of Common Stock held by Mr. Khosla's wife and 3,443 shares of Common Stock held by an irrevocable trust for Mr. Khosla and his wife. Mr. Khosla disclaims beneficial ownership of the securities held directly by his spouse, Neeru Khosla, and the Vinod and Neeru Khosla 1992 irrevocable trust, except to the extent of any indirect pecuniary interest therein.

(4) Includes 5,160 shares of Common Stock purchasable under stock options that are currently exercisable or that will become exercisable within sixty (60) days of July 15, 1998.

(5) Includes 74,857 shares of Common Stock purchasable under stock options that are currently exercisable or that will become exercisable within sixty
     (60) days of July 15, 1998.

(6) Includes 26,500 shares of Common Stock purchasable under stock options that are currently exercisable or that will become exercisable within sixty
     (60) days of July 15, 1998.

(7) Includes 15,638 shares of Common Stock purchasable under stock options that are currently exercisable or that will become exercisable within sixty
     (60) days of July 15, 1998.

(8) Includes 8,917 shares of Common Stock purchasable under stock options that are currently exercisable or that will become exercisable within sixty (60) days of July 15, 1998.

(9) Includes 6,300 shares of Common Stock purchasable under stock options that are currently exercisable or that will become exercisable within sixty (60) days of July 15, 1998.

(10) Includes 167,841 shares of Common Stock purchasable under stock options that are currently exercisable or that will become exercisable within sixty
     (60) days of July 15, 1998.

COMMON STOCK - PRINCIPAL STOCKHOLDERS

     The following table sets forth information with respect to the only persons, other than those persons shown on the previous table, who beneficially owned (to the Company's knowledge) more than 5 percent of the Company's Common Stock as of July 15, 1998.

                                                                          APPROXIMATE
                                                          SHARES            PERCENT
                                                       BENEFICIALLY      BENEFICIALLY
                    NAME AND ADDRESS                      OWNED             OWNED (1)
             -------------------------------           ------------      ------------
             FMR Corp.                                   860,000             14.9%
               82 Devonshire Street
               Boston, MA 02109

             Weiss Peck & Greer                          384,100              6.7%
               One New York Plaza
               30th Floor
               New York, NY 10004

             SWICO Anstalt (2)                           377,255              6.5%
               c/o Rowbotham & Company, Inc.
               400 Montgomery Street, Suite 600
               San Francisco, CA 94104

(1) Percentage of beneficial ownership is calculated assuming 5,753,598 shares of Common Stock were outstanding on July 15, 1998. This percentage also includes Common Stock of which such individual or entity has the right to acquire beneficial ownership within sixty (60) days of July 15, 1998, including but not limited to the exercise of an option; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. General Rule 13(d)(1)(i) under the Securities Exchange Act of 1934 requires such calculation.

(2) Includes 19,608 shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock held by PH(US), Inc. SWICO Anstalt is the sole shareholder of PH(US), Inc.

PREFERRED STOCK

     The following table sets forth beneficial ownership information for the Company's Preferred Stock outstanding as of July 15, 1998.

                                                                NUMBER OF SHARES    PERCENTAGE OF CLASS
     NAME AND ADDRESS OF BENEFICIAL OWNER                      BENEFICIALLY OWNED    BENEFICIALLY OWNED
------------------------------------------------               ------------------   -------------------
     PH(US), Inc.(1)
       c/o Rowbotham Company, Inc.                                 2,000,000               100%
       400 Montgomery Street, Suite 600
       San Francisco, CA 94104

(1) SWICO Anstalt is the sole shareholder of PH(US), Inc., the record owner of all shares of Series A Preferred Stock of the Company. Accordingly, SWICO Anstalt may be deemed to be the beneficial owners of all the shares of Series A Preferred Stock of the Company. These Preferred Shares are convertible into 19,608 shares of the Company's Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There are no material transactions reportable for fiscal year 1998 under this item.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MICROPROSE, INC.



                              By:  /s/ Stephen M. Race
                                   -------------------
                                   Stephen M. Race
                                   CHIEF EXECUTIVE OFFICER AND DIRECTOR


                                   /s/ John M. Belchers
                                   --------------------
                                   John M. Belchers
                                   CHIEF FINANCIAL OFFICER


                                   /s/ Andrew A. Nimitz
                                   --------------------
                                   Andrew A. Nimitz
                                   VICE PRESIDENT, CORPORATE CONTROLLER

Date:  July 27, 1998

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature                        Title                           Date
---------                        -----                           ----
/s/ Stephen M. Race        Chief Executive Officer,              July 27, 1998
-------------------        and Director
(Stephen M. Race)


/s/ John  M. Belchers     Chief Financial Officer                July 27, 1998
---------------------
(John  M. Belchers)


GILMAN G. LOUIE*          Chairman of the Board of Directors     July 27, 1998
----------------
(Gilman G. Louie)


DAVID C. COSTINE*         Director                               July 27, 1998
-----------------
 (David C. Costine)


VINOD KHOSLA*             Director                               July 27, 1998
-------------
(Vinod Khosla)


KEITH E. SCHAEFER*        Director                               July 27, 1998
------------------
(Keith Schaefer)


* By: /s/ Stephen M. Race
      -------------------
      (Stephen M. Race, Attorney-in-Fact)