Form 10-Q
period 1998-06-30
MICROPROSE INC/DE
filed 1998-08-12
CIK 878197

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                          _____________________



                                 FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 1998           Commission File Number:  0-19463
                   -------------
                             MICROPROSE, INC.
                             ----------------
            Exact Name of registrant as specified in its charter


Delaware                                                          52-1728656
-------------------------------                 ----------------------------
(State or other jurisdiction of                 (IRS Employer Identification
Incorporation or organization)                                       Number)


2490 Mariner Square Loop, Suite 100, Alameda, CA                    94501
------------------------------------------------                    -----
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

Yes  X  No
   -----   ----


    5,754,000 shares of Common Stock were outstanding as of August 3, 1998.

                              MICROPROSE, INC.



                             TABLE OF CONTENTS



                                                                         Page
                                                                         ----
  PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets at June 30 and
            March 31,  1998                                                 3

          Consolidated Statements of Operations for the three
            months ended June 30, 1998 and 1997                             4

          Consolidated Statements of Cash Flows for the three
            months ended June 30, 1998 and 1997                             5

          Notes to Consolidated Financial Statements                        6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     9

  PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS                                                21

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 23

  SIGNATURES                                                               26

  EXHIBITS                                                                 27


                              MICROPROSE, INC.
                        CONSOLIDATED BALANCE SHEETS
               (In thousands, except per share amounts)

                                                                       JUNE 30,         MARCH 31,
                                                                         1998             1998
                                                                     --------------   -------------
                                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                            $   4,289       $  14,087
  Accounts receivable, less allowances of $4,634 and $5,077
   at June 30 and March 31, 1998, respectively                             7,076           7,506
  Inventories                                                              1,491           1,559
  Current portion of prepaid royalties                                     4,233           3,195
  Other current assets                                                     3,371           2,064
                                                                     --------------   -------------
  Total current assets                                                    20,460           28,411
 Property, plant and equipment, net of accumulated depreciation of
      $14,409  and $13,819 at June 30 and March 31, 1998, respectively     7,216           7,595
 Goodwill, net                                                               783             903
 Investments                                                               3,485           3,485
 Prepaid royalties                                                         2,565           2,565
 Other assets                                                                818             870
                                                                     --------------   -------------
                                                                       $  35,327       $  43,829
                                                                     --------------   -------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                     $   4,603       $   6,153
  Salaries, wages and related accruals                                     4,810           5,059
  Royalties payable                                                        1,321             642
  Current portion of redeemable preferred stock                            2,940           2,940
  Other current liabilities                                                5,872           5,201
                                                                     --------------   -------------
  Total current liabilities                                               19,546          19,995

Other liabilities                                                            907           1,028
Long-term debt                                                            32,340          32,348
                                                                     --------------   -------------
Total liabilities                                                         52,793          53,371
                                                                     --------------   -------------
Redeemable preferred stock (net of current portion) , $0.001 par value, 4,000 shares designated Series A, issued and outstanding, redemption and liquidation amount of $2,807 and $2,772 at
   June 30, 1998, and March 31, 1998, respectively.                            -               -

Stockholders' Deficit:
 Preferred stock, $0.001 par value, 9,000 shares authorized
      (of which 4,000 shares have been designated Series A),
      no amounts were issued and outstanding at June 30, 1998
      or March 31, 1998                                                        -               -
 Common stock, $0.001 par value, 40,000 shares authorized,
      5,754 and 5,754 shares issued and outstanding at
      June 30 and March 31, 1998, respectively                                 6               6
 Additional paid-in capital                                              144,525         144,525
 Accumulated deficit                                                    (161,424)       (153,609)
 Accumulated other comprehensive income                                     (573)           (464)
                                                                     --------------   -------------
 Total stockholders' deficit                                             (17,466)         (9,542)
                                                                     --------------   -------------
                                                                       $  35,327       $  43,829
                                                                     --------------   -------------
                                                                     --------------   -------------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                      FINANCIAL STATEMENTS.

                           MICROPROSE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                              (UNAUDITED)

                                                     Three Months Ended
                                                         June 30,
                                                 -------------------------
                                                      1998         1997
                                                 ----------    -----------
Net revenue                                       $  12,195      $  13,580
Cost of revenue                                       4,954          5,778
                                                 ----------    -----------
Gross profit                                          7,241          7,802

Operating expenses:
 Sales and marketing                                  4,975          4,181
 General and administrative                           2,644          3,173
 Research and development                             6,238          5,863
 Restructuring  charges                                 431              -
                                                 ----------    -----------
  Total operating expenses                           14,288         13,217
                                                 ----------    -----------
Operating loss                                       (7,047)        (5,415)

Interest expense, net                                  (492)          (151)
Other income (expense), net                            (250)        (2,746)
                                                 ----------    -----------
Net loss before provision for income taxes           (7,789)        (8,312)
                                                 ----------    -----------
Provision for income taxes                               26              -
                                                 ----------    -----------
Net loss                                          $  (7,815)     $  (8,312)
                                                 ----------    -----------
                                                 ----------    -----------

                                                 ----------    -----------
Basic loss per share:                              $  (1.36)     $   (1.48)
                                                 ----------    -----------
                                                 ----------    -----------

                                                 ----------    -----------
Diluted loss per share:                            $  (1.36)     $   (1.48)
                                                 ----------    -----------

Weighted average shares used to calculate:
 Basic loss per share                                 5,754          5,661
 Diluted loss per share                               5,754          5,661



          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                               FINANCIAL STATEMENTS.

                           MICROPROSE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
               (In thousands, except per share amounts)
                              (UNAUDITED)




                                                                      Three Months Ended
                                                                            June 30,
                                                                  --------------------------
                                                                      1998           1997
                                                                 -----------    -----------
OPERATING ACTIVITIES:
Net loss                                                           $ (7,815)      $  (8,312)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                          802           1,031
 Minority interest in joint venture losses                                -             (18)
 Loss on write-down of investment                                         -           2,605
 Changes in assets and liabilities:
  Accounts receivable                                                   370           2,893
  Inventories                                                            54             854
  Prepaid royalties                                                  (1,038)         (1,812)
  Other current assets                                               (1,329)            684
  Accounts payable                                                   (1,517)           (868)
  Salaries, wages and related accruals                                 (240)         (2,133)
  Royalties payable                                                     681            (277)
  Other current liabilities                                             745             (23)
  Other liabilities                                                    (107)            132
                                                                 -----------    -----------
Net cash used in operating activities                                (9,394)         (5,244)

INVESTING ACTIVITIES:
Acquisitions of property, plant and equipment                          (305)           (613)
                                                                 -----------    -----------
Net cash used in investing activities                                  (305)           (613)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs             -             181
Repayments under notes and lines of credit                               (9)           (122)
Principal payments on capital lease obligations                         (33)            (72)
                                                                 -----------    -----------
Net cash used in financing activities                                   (42)            (13)

Effect of exchange rate changes on cash                                 (57)            (77)
                                                                 -----------    -----------
Decrease in cash and cash equivalents                                (9,798)         (5,947)
Cash and cash equivalents at beginning of period                     14,087          47,110
                                                                 -----------    -----------
Cash and cash equivalents at end of period                         $  4,289       $  41,163
                                                                 -----------    -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES:                              -----------    -----------
Cash paid for interest                                             $     39       $      41
Cash paid for income taxes                                               23              79



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                          FINANCIAL STATEMENTS

                              MICROPROSE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements are the unaudited historical financial statements of MicroProse, Inc. and subsidiaries (the "Company") and reflect all adjustments (consisting only of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of interim period results. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, as filed with the Securities and Exchange Commission on June 29, 1998, and amended on July 27, 1998. The March 31, 1998, consolidated balance sheet included herein was derived from audited financial statements, but does not include all disclosures, including notes, required by generally accepted accounting principles.

The results of operations for the current interim period are not necessarily indicative of results to be expected for the entire current year or other future interim periods.

For the purposes of presentation, the Company has indicated its interim fiscal periods as ended on June 30, 1998 and 1997, and its prior fiscal year as ended on March 31, 1998. As the Company's annual fiscal period is accounted for on a 52-53 week year, the interim period financial statements included herein represent interim results through June 28, 1998, and June 27, 1997, respectively, and the end of the prior fiscal year included herein represents amounts as of March 29, 1998.

The consolidated financial statements have been presented on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $7.8 million and $33.1 million for the quarter ended June 30, 1998,
and fiscal 1998, respectively.   Moreover, the Company has generated an
accumulated deficit of $161.4 million at June 30, 1998. In addition, the Company's cash and cash equivalents have declined by $33.0 million during fiscal 1998 and by $9.8 million for the quarter ended June 30, 1998. There can be no assurance that the Company's business strategies and tactics will be successful and that the Company will be profitable in future periods.

As noted in the report of independent accountants for the year ended March 31, 1998, the above issues and related liquidity concerns raise substantial doubt about the Company's ability to continue as a going concern.

On May 19, 1998, the Company released fourth quarter and fiscal year 1998 results. In that press release, the Company's management indicated that they believe that the Company can perhaps best prosper and leverage its assets in combination with another Company or through a strategic partner. As a result, the Company's Board of Directors has authorized management to investigate strategic alternatives for the Company.

NOTE 2.  REVERSE COMMON STOCK SPLIT

At a special meeting on May 11, 1998, the stockholders approved and made effective a one for five reverse stock split whereby each five shares of the Company's presently outstanding common stock were automatically converted into one share (the "Reverse Stock Split"). Common stock and additional paid-in capital as of March 31, 1998, have been restated to reflect this reverse split. Par value will remain unchanged at $0.001 per share. The number of common shares issued at June 30 and March 31, 1998, after giving effect to the split, was 5,753,800 (28,769,000 shares issued before the Reverse Stock Split).

The effect of the Reverse Stock Split has been retroactively reflected as of March 31, 1998, in the consolidated balance sheet. All references to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of the reverse split for all periods presented.

                              MICROPROSE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)



NOTE 3.  RESTRUCTURING

In June 1998, the Company approved a restructuring plan that called for the closure of its Austin, Texas studio. The Company is re-evaluating that studio's development projects but will retain all future rights and intellectual property related to those projects. In connection with this closure, the Company accrued a total of $431,000 for severance related to the elimination of approximately 35 positions plus amounts for facility shutdown and contract cancellation costs.

NOTE 4.  INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventories consisted of the following:

                                              JUNE 30,   MARCH 31,
                                               1998        1998
                                             --------------------
                                                (In thousands)
                                                --------------

     Raw materials                            $  137      $  256
     Finished goods                            1,354       1,303
                                             ------------------
                                              $1,491      $1,559
                                             --------------------
                                             --------------------


NOTE 5.  NET LOSS PER SHARE

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted earnings per share
(EPS) is provided below. All references to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of the one for five reverse split (see note 2). The reconciliations for the three months ended June 30 are as follows (in thousands, except per share amounts):


                                                    Three Months Ended
                                                          June 30,
                                                  ------------------------
                                                      1998          1997
                                                 -----------     ---------
Numerator - Basic and diluted EPS
 Net loss                                          $(7,815)       $(8,312)
 Preferred stock dividends                             (35)           (70)
                                                 -----------     ---------
 Net loss available to common shareholders         $(7,850)       $(8,382)
                                                 -----------     ---------
Denominator - Basic and diluted EPS
 Weighed average shares outstanding                  5,754          5,661
                                                 -----------     ---------

 Basic and diluted earnings per share:
                                                 -----------     ---------
  Net loss                                        $  (1.36)        $(1.48)
                                                 -----------     ---------
                                                 -----------     ---------

                              MICROPROSE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)


Options to purchase 799,731 and 567,789 shares of common stock were outstanding for the periods ended June 30, 1998 and 1997, respectively. These options were not included in the calculations of diluted EPS because their effect on reported losses would be anti-dilutive. Preferred stock dividends relate to Series A convertible preferred stock. These shares were not included in diluted EPS as their effect would be antidilutive.

NOTE 6.  COMPREHENSIVE INCOME

The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective April 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income which are excluded from income are not significant, individually or in the aggregate, and therefore, no separate statement of comprehensive income has been presented.

NOTE 7.  RECENT PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments
of a Business Enterprise."   SFAS No. 131 requires disclosure about operating
segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. The statement's interim reporting disclosures are not required until the first quarter immediately subsequent to the fiscal year in which SFAS 131 is effective.

In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its operations. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2000.

NOTE 8.  SUBSEQUENT EVENT

On July 14, 1998, subsequent to quarter end, the Company signed a binding letter of intent to allow Virtual World Entertainment Group, Inc. ("VWEG") to repurchase the Company's equity interest in VWEG in exchange for a promissory note in the amount of $1.8 million and credits totaling $1,570,000 in the form of an advance against royalties. The advance is for a license to develop computer and video games based on VWEG's AEROTECH property. The Company also agreed to terminate its affiliated label agreement with VWEG.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated historical financial information and the notes thereto included in ITEM 1 of this Quarterly Report and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, as filed with the Securities and Exchange Commission on June 29, 1998, and amended on July 27, 1998.

This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company may, from time to time, make oral forward-looking statements. The factors discussed in "Risk Factors" below are important issues that could cause actual results to differ materially from those projected in any such forward-looking statements.

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

OPERATING RESULTS

Consolidated net revenue for the three-month periods ended June 30, 1998 and 1997, consisted of the following


                                                         % OF CONSOLIDATED
                                AMOUNT                      NET REVENUE
                       --------------------              -----------------
                            1998       1997    % CHANGE     1998    1997
                       --------------------   ---------  ------------------
                          (In thousands)
                          --------------
By Territory:
 North America          $  6,961   $  3,435    102.6 %     57.1%     25.3%
 International             5,234     10,145    (48.4)%     42.9%     74.7%
                       --------------------  ---------  ------------------
 Consolidated            $12,195    $13,580    (10.2)%    100.0%    100.0%
                       --------------------  ---------  ------------------

By Platform/Type:
 CD-ROM                 $  8,114   $10,845     (25.2)%     66.6%     79.9%
 Videogame                     2       276     (99.3)%      0.0%      2.0%
 Licensing/OEM             2,479     1,080     129.5 %     20.3%      8.0%
 Distribution                976     1,124     (13.2)%      8.0%      8.3%
 Floppy disk and other       624       255     144.7 %      5.1%      1.8%
                      --------------------   ---------  ------------------
 Consolidated            $12,195   $13,580     (10.2)%    100.0%    100.0%
                      --------------------   ---------  ------------------
                      --------------------   ---------  ------------------


Consolidated net revenues for the three months ended June 30, 1998, decreased by 10.2 percent from the corresponding period in the prior fiscal year due in part to the release of

MECHCOMMANDER only in North America rather than worldwide. For marketing reasons, this title was released in Europe in the second fiscal quarter.
With a partial release, MECHCOMMANDER accounted for more than 25 percent ($3.2 million) of total net revenue for the quarter. A second title, X-COM INTERCEPTOR, also released in the first fiscal quarter, generated revenues in excess of $1.8 million or 15 percent of total net revenue. In the prior year, the release of STAR TREK: GENERATIONS, which accounted for 34 percent of consolidated net revenue, combined with the strong sales of the back-catalogue titles GRAND PRIX II and SID MEIER'S CIVILIZATION II ("CIVILIZATION II"), pushed consolidated net revenues to $13.6 million. The increase in North American net revenue was due principally to sales of MECHCOMMANDER. In the prior year, international net revenue was buoyed by the success of STAR TREK: GENERATIONS and GRAND PRIX II; both titles did not experience the same level of market acceptance in North America.

The decline in videogame revenue in the quarter ended June 30, 1998, was due to no significant releases or sales on console platforms. The increase in license/OEM ("Original Equipment Manufacturer") revenue was due in part to the settlement and licensing agreement with Activision (SEE PART II, ITEM 1) and back catalog licenses with other software publishers.

Distribution revenue includes shipments of computer software and related products published or manufactured by third parties and distributed by the Company. Substantially all of the distribution revenue generated in the first quarter of fiscal 1999 related to shipments by Leisuresoft Vertiebs GmbH ("Leisuresoft"), a German distributor of computer software and related products.

Net revenue in the first quarter of fiscal 1999 was also negatively impacted by a percentage increase in the provisions recorded for returns and markdowns. This increase was due largely to potential returns and discounts on prior year releases that did not achieve anticipated market acceptance.

Gross profit for the three-month periods ended June 30, 1998 and 1997, consisted of the following:


                                                               % OF CONSOLIDATED
                               AMOUNT                             NET REVENUE
                      ---------------------                    ----------------
                         1998          1997       % CHANGE       1998      1997
                      ---------------------      ---------     ----------------
                           (In thousands)
                           --------------

Gross profit           $7,241        $7,802        (7.2)%       59.4%     57.5%
                      ---------------------      ---------     ----------------
                      ---------------------      ---------     ----------------


Gross profit as a percent of consolidated net revenue increased slightly due to higher licensing revenue in the first quarter of fiscal 1999. This increase is partially offset by higher provisions for returns and markdowns. Total gross profit, however, decreased consistent with lower net revenues.

The following table sets forth operating expenses, interest and other income (expense) for the three-month periods ended June 30, 1998 and 1997:



                                                                  % OF CONSOLIDATED
                                         Amount                       NET REVENUE
                                ---------------------             ------------------
                                    1998        1997    % CHANGE     1998     1997
                                ---------------------   --------  ------------------
                                    (In thousands)
                                    --------------
Sales and marketing              $  4,975    $  4,181     19.0 %     40.8%    30.8%
General and administrative          2,644       3,173    (16.7)%     21.7%    23.3%
Research and development            6,238       5,863      6.4 %     51.2%    43.2%
Restructuring charges                 431           -        -        3.5%       -
                                ---------------------   --------  ------------------
     Total operating expenses     $14,288     $13,217       8.1%    117.2%    97.3%
                                ---------------------   --------  ------------------
                                ---------------------   --------  ------------------
Interest and other income
(expense)                        $  (742)  $  (2,897)      74.4%    (6.1)%   (21.3)%
                                ---------------------   --------  ------------------
                                ---------------------   --------  ------------------

The increase in sales and marketing expense in the first quarter of fiscal 1999 was largely due to variable marketing costs in support of the three new quarterly releases (MECHCOMMANDER, X-COM INTERCEPTOR, and ADDICTION PINBALL) compared to one release in the first quarter fiscal 1998. In addition, the Company incurred additional cooperative advertising expenses in fiscal 1999 also in support of these releases.

The reduction in general and administrative spending in the first three months of fiscal 1999 was due primarily to decreased charges for bad debt expense ($380,000). Reduced headcount and tighter controls on spending also contributed to this reduction. Research and development costs in the current year included additional quality assurance testing related to MECHCOMMANDER and X-COM INTERCEPTOR both released in the first quarter.

Restructuring charges related to management's decision to close the Austin development studio in June 1998. These charges include full severance payouts to employees, lease abandonment costs and amounts for various contract cancellation costs.

The change in other income (expense) in the prior year included a $2.6 million charge to write-down the Company's investment in Total Entertainment Network, Inc. due to management's estimate that a decline in fair value had occurred that was other than temporary in nature. The balance of the account is principally interest expense related to long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased to $914,000 and cash decreased $9.8 million for the quarter ended June 30, 1998, to approximately $4.3 million. The main uses of cash were to fund operating losses, short-term royalty advances and payments on accounts payable. Partially offsetting these decreases were increases in cash from strong collections of revenue for MECHCOMMANDER and increases in the amounts of royalties and other liabilities payable.

The Company recently renewed an overdraft/line of credit facility in the United Kingdom that is based upon qualifying receivables and certain other bank requirements for amounts up to a maximum credit limit of 1,640,000 pounds sterling (approximately $2.7 million at June 30, 1998). This facility bears interest at the rate of 1.75 percent over the bank's base rate, and expires June 30, 1999. As of June 30, 1998, total amount available based upon qualifying assets totaled approximately $2.0 million. However, as of June 30, 1998 the Company had not utilized any part of this facility. There can be no assurance that the Company will be able to renegotiate this facility upon its expiration or that any additional borrowing facilities will be made available to the Company on acceptable terms.

The Company has authorized 9,000,000 shares of preferred stock, $0.001 par value, of which 4,000,000 shares are designated Series A redeemable preferred stock ("Series A Stock"). During the quarter ended December 31, 1997, 2,000,000 of the outstanding shares of Series A Stock were redeemed for approximately $2.7 million. At June 30, and March 31, 1998, there were 2,000,000 shares of Series A Stock outstanding which are convertible into 19,608 shares of common stock and which accrue dividends at an annual rate of 7 percent. Preferred stockholders receive one vote for each common share into which their preferred shares are convertible. The Series A Stock is redeemable for $1.00 per share plus all accumulated but unpaid dividends (total redemption of $2.8 million as of June 30, 1998) (i) at any time by the Company, or (ii) in its entirety at any time on or after September 24, 1998, within 180 days of receipt of written demand from the majority of Series A Stock holders.

Management believes that existing cash and cash equivalents, together with cash generated from operations, will need to be supplemented in the near term by cash flows from new financing arrangements, including asset-based financing arrangements, to meet the Company's liquidity and capital needs for the next 12 months. Limited new asset-based financing arrangements have recently been secured. However, there can be no assurances that such asset-based financing will be sufficient to meet the Company's capital and liquidity needs for the next 12 months or that the Company's products will generate receivables and other assets sufficient to support an adequate level of financing. The Company's ability to support an adequate level of financing depends on the timely release of new products in anticipated quantities. Failure to secure and maintain adequate financing would have a material and adverse effect on the Company's business, financial condition and ability to continue as a going concern.

RISK FACTORS

THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS PROSPECTS.

OPERATING RESULTS. The Company reported a net loss for the quarter ended June 30, 1998, of $7.8 million, or $1.36 per share with an accumulated deficit of $161.4 million. For fiscal year 1998, the Company had reported a net loss of $33.1 million or $5.86 per share and had an accumulated deficit of $153.6 million at March 31, 1998. There can be no assurance that the Company's business strategies and tactics will be successful and that the Company will be profitable in future quarterly or annual periods.

CASH FLOWS. For the quarter ended June 30, 1998, the Company's cash and cash equivalents declined by $9.8 million. Moreover, cash and cash equivalents declined by $33.0 million during fiscal 1998. Management believes that existing cash and cash equivalents, together with cash generated from operations, will need to be supplemented in the near term by cash flows from new financing arrangements, including asset-based financing arrangements, to meet the Company's liquidity and capital needs for the next 12 months. Limited new asset-based financing arrangements have recently been secured. However, there can be no assurances that such asset-based financing will be sufficient to meet the Company's capital and liquidity needs for the next 12 months or that the Company's products will generate receivables and other assets sufficient to support an adequate level of financing. The Company's ability to support an adequate level of financing depends on the timely release of new products in anticipated quantities. Failure to secure and maintain adequate financing would have a material and adverse effect on the Company's business, financial condition and ability to continue as a going concern.

TERMINATED BUSINESS COMBINATION. In October 1997, the Company entered into an agreement to merge with GT Interactive Software Corp. ("GT"). Under the terms of the proposed merger, the Company's outstanding shares of common and preferred stock were to be exchanged for a proportional number of shares of GT stock. On December 5, 1997, the Company and GT announced their mutual agreement to terminate the merger.

The termination of the merger has had a material adverse impact on the Company including: (a) the Company's sales and operating results, (b) the Company's ability to attract and retain key sales and administrative personnel, (c) the progress of certain development projects, and (d) the trading price of the Company's Common Stock. There can be no assurance that the termination of the merger will not continue to adversely impact the Company's business and results of operations in future periods.

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

On May 19, 1998, and June 3, 1998, the Company received notice from Nasdaq that the Company was not in compliance with either the market capitalization requirement or the minimum bid price requirement for continued listing on the Nasdaq National Market. The Company has responded to Nasdaq with respect to both of these issues and is evaluating plans for compliance with the requirements for continued listing on the Nasdaq National Market.

There can be no assurance that the Company's minimum bid price or market capitalization will be sufficient to allow the Company to comply with the requirements for continued listing on the Nasdaq National Market. If the Company is unable to maintain compliance with such requirements, the Company may be able to qualify for listing under the Nasdaq SmallCap Market.
However, at the present time, the Company does not meet all of the requirements for listing on the Nasdaq SmallCap Market. If for any reason the Company is unable to achieve and maintain compliance with the Nasdaq SmallCap Market listing requirements and is delisted from both the Nasdaq National Market and the Nasdaq SmallCap Market, the holders of the Company's
6.5 percent Convertible Subordinated Notes Due 2002 (the "Notes") would be entitled to require the Company, within 55 days, to repurchase all or any portion of such holders' Notes for cash at a price equal to the principal amount plus accrued interest. In such event, the Company's business, results of operations, financial condition and ability to continue as a going concern would be materially and adversely affected.

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

SIGNIFICANT LEVERAGE. As of June 30, 1998, the Company had outstanding indebtedness for borrowed funds of approximately $32.3 million and cumulative mandatorily redeemable preferred stock of $2.9 million. This substantial leverage will have several important consequences for the Company's future operations, including the following: (i) a substantial portion of the Company's cash flows from operations will be dedicated to the payment of interest on, and principal of, its indebtedness; (ii) the Company's ability to obtain additional financing in the future for capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired;
(iii) the Company's ability to withstand competitive pressures, adverse economic conditions and adverse changes in governmental regulations may be negatively impacted, and (iv) the Company's ability to comply with certain alternative listing requirements for the Nasdaq Stock Market may be adversely affected.

The Company has recently secured an asset based financing arrangement and may in the future obtain lines of credit or enter into other borrowing arrangements, any of which would add to the total outstanding indebtedness of the Company. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required to convert or refinance all or a portion of such debt, including the Notes (see above), or to obtain additional financing. However, there can be no assurance that any refinancing would be possible or that any additional financing could be obtained.

DEPENDENCE ON NEW PRODUCT INTRODUCTIONS; PRODUCT DELAYS. A significant portion of the Company's fiscal year revenue is generated by products introduced during that fiscal year. The Company depends on both the timely introduction of successful new products or sequels to existing products to replace declining revenue from older products and to provide continued revenue from back-catalog products. If for any reason revenue from new products or other activities fails to replace declining revenue from existing products, or if revenue from back-catalog titles declines significantly, the Company's business, operating results and financial condition may be materially and adversely affected. In order to maintain or grow its current revenue levels, the Company believes it will be necessary to develop or obtain rights to new products that achieve and sustain market acceptance, are developed for the appropriate platforms and are introduced in a timely manner. The Company is continuing to devote considerable resources toward the development of new products and has secured rights to intellectual properties owned by third parties. As is typical in the industry, while the Company maintains internally developed release schedules, there can be no assurance that new products under development will be released on schedule or at all, or that any such products will generate significant revenue. Historically, the Company has frequently missed product release schedules. To the extent that major new products are not released on schedule, both net revenue and gross profit are likely to be materially and adversely affected. In addition, access to distribution channels and retail shelf space is increasingly competitive. The Company's ability to produce and bring to market new and compelling products in a timely fashion plays an increasingly important role in the Company's ability to retain adequate access to these channels.

The process of developing software products such as those offered by the Company is extremely complex and is expected to become more complex and expensive as consumers demand products with more sophisticated and elaborate multimedia features and as new platforms and technologies are supported. At the same time, the introduction of new technologies and competitive products, the increase in competition for retail shelf space among software products and other factors may cause the effective lives of the Company's products to become shorter.

The Company's current production schedules contemplate that the Company will continue to ship a number of new products for the balance of fiscal 1999. As with any software product, however, until all aspects of the development and initial distribution of a game are completed, there can be no assurance of its release date. Release dates will vary depending on quality assurance testing and other development factors. If the Company were unable to commence volume shipments of a significant new product during the scheduled quarter, the Company's revenue and earnings would likely be materially and adversely affected in that quarter. In the past, the Company has experienced significant delays in the introduction of certain new products. It is likely in the future that certain new products will not be released in accordance with the Company's internal development schedule or the expectations of public market analysts and investors. A significant delay in the introduction of, or the presence of a defect in, one or more new products could have a material adverse effect on the ultimate success of such products and on the Company's business, operating results and financial condition, particularly in the quarter in which such products were scheduled to be introduced.

UNCERTAINTY OF MARKET ACCEPTANCE; UNPREDICTABLE PRODUCT LIFE CYCLES. Consumer preferences for entertainment software products are continually and rapidly changing and are extremely difficult to predict. Few entertainment software products achieve sustained market acceptance beyond one holiday buying season. There can be no assurance that new products introduced by the Company will achieve any significant degree of market acceptance, or that acceptance, if achieved, will be sustained for any significant period. Further, there can be no assurance that such products will not be subject to changes in consumer preferences or that product life cycles will be sufficient to permit the Company to recover development and other associated costs. In addition, sales of any single title of the Company's entertainment software products will decline over time. A majority of the unit sales for a product typically occurs in the first 90 to 120 days after the product is introduced. Therefore, the Company cannot rely on the sales current products to sustain its business in the future. Failure of new products or platforms to achieve or sustain market acceptance would have a material and adverse effect on the Company's business, operating results and financial condition. In addition, the Company does not carry significant inventory of its new products. As a result, significant production delays would have a material and adverse effect on the Company's business and operating results. Further, if demand for a particular product is greater than anticipated, the Company may not have sufficient inventory to meet customer demands.

COMPETITION. The entertainment software industry is intensely competitive and in the process of consolidation. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than those of the Company. The Company competes primarily with other developers of PC entertainment and video game entertainment software. Significant competitors of the Company in the entertainment software industry include Electronic Arts, Inc., Cendant Corporation, Lucas Arts, Interplay Entertainment Corporation, GT Interactive Software Corporation, Activision, Acclaim Entertainment, Inc., Hasbro Interactive, Inc., and Virgin Interactive. The success of one or more of these companies or the entry and participation of new companies, including diversified entertainment companies, may adversely affect the Company's future performance. The availability of significant financial resources has become a major competitive factor in the entertainment software industry, principally as a result of the technical sophistication of advanced multimedia computer game products requiring substantial investments in research and development and the increasing need to license products and rights to use other intellectual properties from third parties. Also, competitors with large product lines and popular titles typically have greater leverage with retailers and distributors and other customers who may be willing to promote titles with less consumer appeal in addition to such competitors' most popular titles.

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

CONCENTRATION OF CUSTOMER BASE; RISK OF CUSTOMER BUSINESS FAILURE; PRODUCT RETURNS. The Company principally sells its products to retailers and distributors, who in turn resell the products to consumers. During the year ended March 31, 1998, sales to the top ten such customers represented approximately 53 percent of the Company's net revenue. Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not require collateral to secure payment. Retailers and distributors compete in a volatile industry and are subject to the risk of business failure. Certain of the Company's distributors and retailers have recently experienced financial difficulties and the Company has increased its reserves accordingly. However, the business failure of a significant distributor or customer could have a material and adverse effect on the Company's business, operating results and financial condition.

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

The Company is heavily dependent on the success of the entertainment software developed for use on the PC. There are multiple, competing and incompatible formats being introduced in the entertainment software market. There can be no assurance that the Company's strategy of developing primarily for the PC or the other platforms the Company chooses to support ultimately will be successful. For game console platforms the Company chooses to support, the development, marketing and distribution of products will involve substantial investment and risks. The Company believes that the principal target audience for game consoles may be younger than the Company's traditional customers, and there can be no assurance that the Company's products will be successful with this different audience. In addition, the Company anticipates that products in the game console market will require substantially greater expenditures for marketing, advertising and inventory buildup, often before the market acceptance of a product is known. Inventory will be two or more times more expensive as a result of license fees that are required to be prepaid to the manufacturers of the hardware platforms. Further, game console products will be sold through channels that overlap with, but are somewhat different from, the retail channels currently utilized by the Company, and the Company will be competing in distribution against much larger organizations with greater financial resources. There can be no assurance that the Company will be successful in marketing and distributing software for game consoles.

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

INTERNATIONAL REVENUE. International net revenue represented approximately 42 percent, 67 percent, and 64 percent of the Company's net revenue for first quarter of fiscal 1999 and for the fiscal years 1998, and 1997, respectively. The Company expects that international net revenue will continue to account for a significant portion of its net revenue in future periods. International revenue is subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other economic barriers, fluctuating exchange rates, difficulties in staffing and managing foreign operations and the possibility of difficulty in accounts receivable collection. For example, the Company has attempted to minimize its exposure to currency fluctuations by entering into forward currency contracts, however, there can be no assurance that the Company will be successful at mitigating currency risks. In some markets, localization of the Company's products is essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenue. These or other factors could have a material and adverse effect on the Company's future international revenue and, consequently, on the Company's business, operating results and financial condition.

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

INTELLECTUAL PROPERTY. The Company regards the software that it owns or licenses as proprietary and relies primarily on a combination of copyrights and trademarks and U.S and international, trade secret, patent and trademark laws, and nondisclosure agreements to protect its proprietary rights to its products. It is the Company's current policy that employees and third-party developers sign nondisclosure agreements. The Company owns or licenses various trademarks and copyrights. However, the Company has only standard "shrink wrap" license agreements or no license agreements at all with the end users of its products and does not copy-protect its software. The Company relies largely on the copyright and trademark laws to prevent unauthorized distribution of its software. There can be no assurance that these measures will be sufficient to protect the Company's intellectual property rights against infringement. Existing copyright laws afford only limited protection. It may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or otherwise obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and software piracy can be expected to be a persistent problem. Further, the laws of certain countries in which the Company's products are or may be distributed do not protect the Company's products and intellectual rights to the same extent as the laws of the United States.

The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. As the number of entertainment software products in the industry increases, the Company believes that software increasingly will become the subject of claims that such software infringes upon the rights of others. From time to time, the Company has received communications from parties asserting that features or content of certain of its products may infringe upon intellectual property rights of such parties. To date, other than the cost of litigation, no such claims have had a materially adverse effect on the Company's ability to develop, market or sell its products. However, there can be no assurance that future infringement claims against the Company will not result in further costly litigation or require the Company to license the intellectual property rights of parties. There can be no assurance that such licenses will be available on reasonable terms or at all.

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

PART II -  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

All of the related actions involving CIVILIZATION trademarks or games have now been settled in their entirety. Under the terms of the settlement, the Company will retain ownership of the CIVILIZATION trademarks and copyrights for computer and board games. Activision and Avalon Hill have recognized the Company's ownership of the property, and Avalon Hill has transferred all of its rights in CIVILIZATION trademarks, board games, and computer games to the Company. Activision will publish its CIVILIZATION: CALL TO POWER game and related add-on product and conversions under license from the Company. Activision will also publish the PlayStation version of CIVILIZATION II under license from the Company for territories outside of Japan. Under the provisions of the settlement, all financial terms, including advances and royalties under the license to Activision, remain confidential.

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

On March 18, 1998, the Company received a demand from the receiver in the insolvency proceeding for payment of 1.95 million DM (approximately $1.1 million), based on the receiver's position that MicroProse is liable for contribution of share capital to the insolvent company. On approximately May 28, 1998, the Company's U.K. subsidiary was served with a legal action by the receiver seeking enforcement of the demand. The Company is represented by German counsel and intends to defend itself vigorously in this action.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING EXHIBITS ARE FILED HEREWITH:


 Exhibit                                                                   Page
 Number    Description                                                      No.
-------    -----------                                                   ------
 2.1       Agreement and Plan of Reorganization, dated as of July 14,
           1993, as amended as of November 15, 1993, by and among
           MicroProse, Inc., MicroProse Merger Sub, Inc. and Spectrum
           HoloByte, Inc. (incorporated by reference to Exhibit 2 of
           MicroProse, Inc.'s Registration Statement on Form S-4, File
           No. 33-72216, filed on November 29, 1993)                       +
 2.2       Amendment No. 1 to Amended and Restated Agreement and Plan
           of Reorganization, dated November 28, 1993                      +
 2.3       Agreement and Plan of Reorganization, dated as of
           September 14, 1992, by and between Spectrum HoloByte, Inc.
           and Sphere, Inc.                                                +
 2.4       Stock Purchase and Exchange Agreement by and among Spectrum
           HoloByte, Inc., SimTex Software Corporation, Stephen Barcia
           and Maria Barcia, dated as of June 6, 1995 (incorporated by reference to Exhibit 2.1 of Spectrum HoloByte, Inc.'s Form
           8-K filed on June 27, 1995)                                     +
 3.1       Certificate of Incorporation of the Registrant                  +
 3.2       Amended Bylaws of Registrant                                    +
 4.1       Specimen Common Stock Certificate of the Registrant             +
 4.2       Warrants issuable to the Grotech Investors and Corporate
           Venture Partners, L.P., dated as of October 17, 1991            +
 4.3       Form of Warrant issuable to Paragron Investors, dated
           July 1992                                                       +
 4.4       Amended and Restated Investor Rights Agreement, dated
           December 8, 1993                                                +
 4.5       Form of Warrant, issued to Ince & Co. (incorporated by
           reference to Exhibit 4.8 of Spectrum HoloByte, Inc.'s Form
           10-Q filed on December 31,1994)                                 +
 10.1      Sterling Overdraft and Barclays Tradeline Facilities between
           MicroProse Limited and Barclays Bank PLC, dated July 2, 1993
           (incorporated by reference to Exhibit of same number of
           MicroProse, Inc.'s Annual Report on Form 10-K filed on
           July 14, 1993)                                                  +
 10.2      Sterling Overdraft and Barclays Tradeline Facilities between
           MicroProse Limited and Barclays Bank PLC, dated July 2,
           1993, as amended                                                +
 10.3      Agreement between MicroProse, Inc. and WordStar
           International Corporation, dated May 23, 1991 (incorporated by reference to Exhibit 10.6 of MicroProse, Inc.'s
           Registration Statement on Form S-1, File No. 33-42238, filed
           on August 13, 1991)                                             +
 10.4      MicroProse, Inc. 1991 Employee Stock Option Plan, as amended
           and restated                                                    +
 10.5      Lease Agreement between MicroProse, Inc. and Lakefront
           Limited Partnership, dated July 9, 1987, as amended
           (incorporated by reference to Exhibit 10.11 of MicroProse,
           Inc.'s Registration Statement on Form S-1, File No. 33-
           42238, filed on August 13, 1991)                                +
 10.6      Second Amendment to Lease Agreement between MicroProse, Inc.
           and Lakefront Limited Partnership III, dated June 12, 1992
           (incorporated by reference to Exhibit 10.14 of MicroProse,
           Inc.'s Annual Report on Form 10-K filed on July 14, 1993)       +
 10.7      Lease Agreement between MicroProse, Inc. and Saft America,
           Inc., dated March 19, 1991 (incorporated by reference to
           Exhibit 10.12 of MicroProse, Inc.'s Registration Statement
           on Form S-1, File No. 33-42238, filed on August 13, 1991)       +




Exhibit                                                                   Page
Number     Description                                                     No.
-------    -----------                                                   ------
 10.8      Lease Agreement between Ashpalm PLC and MicroProse
           Unlimited, dated June 9, 1993 (incorporated by reference to
           Exhibit 10.16 of MicroProse, Inc.'s Annual Report on
           Form 10-K filed on July 14, 1993)                               +
 10.9      Lease Agreement by and between MicroProse Limited and ARC
           Limited, dated September 25, 1992 (incorporated by reference to Exhibit 10.17 of MicroProse, Inc.'s Annual Report on Form
           10-K filed on July 14, 1993)                                    +
 10.10     Underlease Agreement between MicroProse Limited and London and Metropolitan Investments Limited, dated May 11, 1993
           (incorporated by reference to Exhibit 10.18 of MicroProse,
           Inc.'s Annual Report on Form 10-K filed on July 14, 1993)       +
 10.11     Consulting and Product Development Agreement between
           MicroProse, Inc. and Sidney K. Meier, dated August 12, 1991
           (incorporated by reference to Exhibit 10.17 of MicroProse,
           Inc.'s Registration Statement on Form S-1, File No. 33-
           42238, filed on August 13, 1991)                                +
 10.12     Option Agreement and Irrevocable Proxy by and among Spectrum
           HoloByte, Inc., John W. Stealey, Sr. and MicroProse, Inc.
           (incorporated by reference to Exhibit 99.2 of MicroProse,
           Inc.'s Report on Form 8-K filed on July 7, 1993)                +
 10.13     Consulting Services Agreement between MicroProse, Inc. and
           John W. Stealey, Sr., dated June 22, 1993 (incorporated by reference to Exhibit 10.38 of MicroProse, Inc.'s Annual
           Report on Form 10-K filed on July 14, 199                       +
 10.14     Master Lease Agreement between General Electric Capital
           Corporation and MicroProse, Inc., dated December 31, 1992
           (incorporated by reference to Exhibit 10.41 of MicroProse,
           Inc.'s Annual Report on Form 10-K filed on July 14, 1993)       +
 10.15     Lease Agreement between Ashpalm PLC and MicroProse
           Unlimited, dated August 8, 1989 (incorporated by reference to Exhibit 10.13 to MicroProse, Inc.'s Registration
           Statement on Form S-1, File No. 33042238, filed on
           August 13, 1991)                                                +
 10.16     Lease Agreement between Paragon Alameda Gateway Associates,
           Ltd. and Sphere, Inc., dated May 5, 1992                        +
 10.17     Underlease Agreement between MicroProse Limited and
           Thamsedown Computer Supplies Limited, dated 1993                +
 10.18     Merchandising License Agreement between Paramount Pictures
           Corporation and Sphere, Inc. dated October 1, 1991              +*
 10.19     License Agreement between V/O Electronorgtechnica, Moscow
           and Sphere, Inc., dated June 1, 1990, and all amendments
           thereto                                                         +*
 10.20     Super Tetris License Agreement between A/O Elorg and Sphere,
           Inc., dated September 1, 1991                                   +*
 10.21     Master Lease Agreement between General Electric Corporation and MicroProse Software, Inc., dated December 31, 1992
           (incorporated by reference to Exhibit 10.44 to MicroProse,
           Inc.'s Annual Report on Form 10-K filed on July 14, 1993)       +
 10.22     First Amendment to Lease between Paragon Alameda Gateway
           Associates, Ltd. and Sphere, Inc., dated July 28, 1992          +
 10.23     Master Lease Agreement between Comdisco, Inc. and Spectrum
           HoloByte, Inc., dated December 16, 1992                         +
 10.24     Security and Loan Agreement among Spectrum HoloByte, Inc.,
           MicroProse Software, Inc. and Imperial Bank, dated as of
           December 30, 1993                                               +




Exhibit                                                                   Page
Number     Description                                                     No.
-------    -----------                                                   ------

 10.25     Security and Loan Agreement among Spectrum HoloByte, Inc.,
           MicroProse Software, Inc. and Imperial Bank, dated as of
           December 30, 1993, as amended (incorporated by reference to
           Exhibit 10.89 and 10.90 of Spectrum HoloByte, Inc.'s
           Form 10-Q filed on December 31, 1994)                           +
 10.26     Spectrum HoloByte, Inc. 1992 Stock Option Plan                  +
 10.27     MicroProse, Inc. 1994 Employee Stock Purchase Plan              +
 10.28     401(k) Plan of the Company                                      +
 10.29     Form of Indemnification Agreement between the Company and
           each of its officers and directors                              +
 10.30     Amended and Restated Employment and Consulting Agreement
           between Patrick S. Feely and the registrant, dated
           December 13, 1994 (incorporated by reference to
           Exhibit 10.90 of Spectrum HoloByte, Inc.'s Form 10-Q filed
           on December 31, 1994)                                           +
 16.1      Letter from Ernst & Young regarding change in certifying
           accountant (incorporated by reference to Exhibit 7(c)(3) of the Company's Amendment No. 2 to Form 8-K filed on March 22,
           1994)                                                           +
 27        Financial Data Schedule for the Three Months Ended June 30,
           1998


+ Incorporated by reference to an exhibit to the Company's Registration
  Statement on Form S-1 (Registration No. 33-75408), as amended.
* Confidential treatment granted as to certain portions of these exhibits.

(B) REPORTS ON FORM 8-K:

No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1998.



                                      MICROPROSE, INC.



                                      By: /s/ Stephen M. Race
                                          --------------------------
                                          Stephen M. Race
                                          CHIEF EXECUTIVE OFFICER AND DIRECTOR


                                          /s/ John M. Belchers
                                          --------------------------
                                          John M. Belchers
                                          CHIEF FINANCIAL OFFICER